Form 10-Q
period 2025-06-30
Accelerant Holdings
filed 2025-08-28
CIK 1997350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

ACCELERANT HOLDINGS
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	001-42765	98-1753044
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Accelerant Holdings
c/o Accelerant Re (Cayman) Ltd.
Unit 106, Windward 3, Regatta Office Park,
West Bay Road, Grand Cayman, KY1-1108
1 (345) 743-4611
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A common shares, $0.0000011951862 par value per share	ARX	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of August 25, 2025, there were 219,986,563 of the registrant’s common shares outstanding, comprised of 112,745,135 Class A common shares, $0.0000011951862 par value per share and 107,241,428 Class B common shares, $0.0000011951862 par value per share.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our Risk Exchange’s prospects, its potential for expansion to new Members, Risk Capital Partners (including third-party insurers and reinsurers) and offerings beyond the specialty insurance market, as well as the future prospects of our overall business;
•our ability to grow our business profitably;
•our financial strength;
•the number of Members and Risk Capital Partners that we expect to retain and our membership growth prospects;
•our ability to continue enhancing our technology-based solutions and gain internal efficiencies and effective controls that promote the utility of the analytics we provide to Members and Risk Capital Partners;
•our ability to leverage our information systems to enhance the benefits available to our Members through our Risk Exchange;
•our ability to continue to attract Risk Capital Partners;
•the performance of our Members and Risk Capital Partners;
•our ability to accurately assess and manage the underwriting risk we retain and the impacts of sliding scale commissions on the underwriting risk we do not retain;
•the competitive environment in the specialty insurance industry;
•changes in government laws and regulations, including insurance regulatory laws, and how the enforcement thereof may affect our business;
•our expectations regarding our projected growth;
•the increased expenses associated with being a public company;
•whether we will be considered a passive foreign investment company for US tax purposes;
•the additional regulatory, legal and operational risks that may arise in connection with our expansion into new geographies and how such risks might materially affect our business, results of operations, financial condition, and prospects; and
•other factors detailed under heading “Risk Factors” in the Prospectus.
Given the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.
Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

Glossary
As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, the following terms have the following meanings:
•Accelerant Direct Written Premium: Expressed as a percentage of Exchange Written Premium, the GWP written directly by Accelerant Underwriting companies, the majority of which we cede to Risk Capital Partners through our reinsurance arrangements.
•Accelerant GWP: The total GWP written by Accelerant Underwriting companies (both written by our insurance company and assumed as a reinsurer), the majority of which we cede to Risk Capital Partners through our reinsurance arrangements.
•Accelerant Holdings LP Distribution: The distribution of our existing common shares to holders of existing limited partnership interests of Accelerant Holdings LP in proportion to the economic interests represented by those limited partnership interests that occurred immediately prior to the consummation of our initial public offering in July 2025. These were subsequently redesignated as 75,988,500 Class A common shares and 90,196,595 Class B common shares.
•Accelerant-Retained Exchange Premium: Expressed as a percentage, as Accelerant GWP net of ceded written premium for the trailing twelve month period, divided by total Exchange Written Premium for the trailing twelve month period.
•Accelerant Underwriting: Accelerant’s owned insurance companies and reinsurance companies, and all revenue and expenses associated with them.
•DAC: Deferred acquisition costs.
•Exchange Written Premium: The total gross written premium written through the Risk Exchange, including both gross written premiums written on behalf of Accelerant Underwriting companies and written on behalf of Risk Exchange Insurers.
•Exchange Written Premium Growth Rate: The increase in Exchange Written Premium in the current period compared to Exchange Written Premium from the comparable period in the prior year period.
•Flywheel Re: Collectively, Flywheel Re Ltd. SPC and Flywheel Holdings Ltd. SPC, a Cayman Islands holding company that indirectly owns Flywheel Re Ltd. SPC, are unconsolidated reinsurance sidecar entities, sponsored by Accelerant and through which institutional investors are offered specialty insurance risk and returns that are relatively uncorrelated with broader financial markets.
•GAAP: Accounting Principles Generally Accepted in the US.
•Gross Loss Ratio: Expressed as a percentage, gross incurred losses and loss adjustment expense divided by gross earned premium. Gross loss ratio excludes the impact of premium and loss and loss adjustment expense ceded to reinsurers. Gross loss ratio represents the percentage of gross premium earned during the period that will be required to pay current and future claims, based on management’s best estimates.
•GWP: Gross written premium, representing the total amount of premium contracted for all policies issued in a given period.
•Independent Members: Members in which Accelerant does not own an interest.
•Independent Premium: The gross premium written by Independent Members and placed through our Risk Exchange.
•LAE: Loss adjustment expense.
•Members: Specialized underwriters, including MGAs, MGUs, and program managers (terms we use interchangeably) that underwrite insurance premiums on behalf of Risk Capital Partners through our Risk Exchange.
•MGA: Managing general agent; a third-party agent that receives delegated underwriting authority from a Primary Insurance Company to write insurance risk on its behalf. The term “MGA” refers generically to agents receiving this delegation of underwriting authority, including MGUs, MGAs, and/or program managers and any Member or other entity in relation to which the term “MGA” is used not fall within the regulatory definition of a “managing general agent” in the jurisdictions in which it operates.
•MGU: Managing general underwriter; a third-party agent that receives delegated underwriting authority from a Primary Insurance Company to write insurance risk on its behalf.
•Mission Europe: Mission Holdings Europe Ltd., one of our subsidiaries.

•Mission Members: Specialty underwriters that we incubate through Mission Underwriters and in which we have an equity ownership interest.
•Mission Underwriters: Mission Underwriters provides specialty underwriters with the working capital, operational support, and balance sheet capacity necessary to operate their own MGAs, in which the specialty underwriters have a majority ownership interest. These MGAs are Members of the Risk Exchange. Mission Underwriters operates in the US, UK and EU through Mission US and Mission Europe.
•Mission US: Mission Underwriting Holdings, LLC.
•Net Revenue Retention: Expressed as a percentage, the current period’s Exchange Written Premium of Members that were actively writing Exchange Written Premium in the prior period divided by these same Members’ prior-period Exchange Written Premium. This measure demonstrates an aggregate measure of the net growth of Exchange Written Premium from previously onboarded Members.
•Owned Members: Members in which Accelerant either has a minority equity ownership interest or controlling equity interest.
•Owned Premium: The premium produced by Mission Members and Owned Members, who receive commissions for sourcing and underwriting business.
•Primary Insurance Company: Carriers who write business on their license and thus are responsible for insurance policy forms, rate filings, etc. Primary Insurance Companies will often then reinsure the risk they have written to third-party reinsurers.
•Reinsurer: An insurance company that insures risk written by another insurance company. Reinsurers generally are not required to be licensed directly in a given jurisdiction to provide such reinsurance coverage; however, absent any such license, reinsurers are limited only to writing such risk in a (secondary) reinsurance capacity and not in a (primary) direct capacity.
•Risk Capital Partners: Third-party insurance companies, reinsurers or institutional investors that provide capacity through the Risk Exchange, directly or indirectly.
•Risk Exchange: The Accelerant technology, data ingestion, and agency operations that serve the needs of our Members and Risk Capital Partners.
•Risk Exchange Insurer: Third-party Primary Insurance Company deploying underwriting capacity directly through our Risk Exchange.
•Third-Party Direct Written Premium: GWP written directly with Risk Exchange Insurers.
•TPA: Third-party administrator, providing claims handling and other operational functions related to administration of insurance policies.
•US-UK Tax Treaty: The Convention between the Government of the United States of America and the Government of the United Kingdom of Great Britain and Northern Ireland for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income and on Capital Gains, signed July 24, 2001.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Accelerant Holdings
Condensed Consolidated Balance Sheets (unaudited)
	June 30, 2025	December 31, 2024
(expressed in millions of US dollars, except share data)
Assets
Investments
Short-term investments available for sale, at fair value (amortized cost 2025: $77.3 and 2024: $65.0)	$77.7	$64.8
Fixed maturity securities available for sale, at fair value (amortized cost 2025: $667.9 and 2024: $485.6)	673.7	479.5
Equity method investments	10.2	18.2
Other investments	46.6	45.3
Total investments	808.2	607.8
Cash, cash equivalents and restricted cash	1,458.5	1,273.0
Premiums receivable (net of allowance 2025: $3.9 and 2024: $2.4)	937.6	791.9
Ceded unearned premiums	1,922.4	1,558.4
Reinsurance recoverables on unpaid losses and LAE	1,424.6	1,069.5
Other reinsurance recoverables	491.1	364.3
Deferred acquisition costs	51.2	60.7
Goodwill and other intangible assets, net	119.7	64.0
Capitalized technology development costs	93.5	83.6
Other assets	189.4	221.7
Total assets	$7,496.2	$6,094.9
Liabilities and shareholders' equity
Unpaid losses and loss adjustment expenses	$1,692.0	$1,294.4
Unearned premiums	2,173.0	1,803.2
Payables to reinsurers	1,398.6	1,109.0
Deferred ceding commissions	235.0	193.0
Funds held under reinsurance	978.1	746.9
Insurance balances payable	130.6	148.0
Debt	126.7	121.4
Accounts payable and other liabilities	280.0	252.0
Total liabilities	7,014.0	5,667.9
Commitments and contingencies (Note 17)
Equity
Redeemable preference shares
Class C convertible preference shares (issued and outstanding 2025 and 2024: 5,556,546)	104.4	104.4
Shareholders' equity
Convertible preference shares:
Class A (issued and outstanding 2025 and 2024: 20,955,497)	236.7	236.7
Class B (issued and outstanding 2025 and 2024: 12,569,691)	145.1	145.1
Common shares (par value $0.000001 per share, issued and outstanding 2025 and 2024: 166,185,094)	—	—
Additional paid-in capital	130.2	124.8
Accumulated other comprehensive income (loss)	1.7	(19.5)
Accumulated deficit	(167.5)	(182.8)
Total Accelerant shareholders' equity	346.2	304.3
Non-controlling interests	31.6	18.3
Total equity	482.2	427.0
Total liabilities and equity	$7,496.2	$6,094.9
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(expressed in millions of US dollars)	2025	2024	2025	2024
Revenues
Ceding commission income	$101.6	$59.1	$172.3	$124.1
Direct commission income	34.2	10.1	62.3	21.7
Net earned premiums	70.6	52.2	133.6	96.2
Net investment income	12.8	8.7	25.0	16.6
Net realized gains on investments	0.4	—	2.7	0.4
Net unrealized (losses) gains on investments	(0.5)	—	1.2	(0.8)
Total revenues	219.1	130.1	397.1	258.2
Expenses
Losses and loss adjustment expenses	51.3	43.2	96.5	71.9
Amortization of deferred acquisition costs	18.2	16.1	35.3	38.9
General and administrative expenses	86.1	57.8	159.0	106.9
Interest expenses	2.5	3.0	5.1	6.0
Depreciation and amortization	8.3	5.5	15.7	10.4
Other expenses	16.2	9.6	30.4	18.2
Net foreign exchange losses (gains)	14.2	(0.8)	17.3	(1.8)
Total expenses	196.8	134.4	359.3	250.5
Income (loss) before income taxes	22.3	(4.3)	37.8	7.7
Income tax expense	(9.2)	(4.9)	(16.9)	(14.8)
Net income (loss)	13.1	(9.2)	20.9	(7.1)
Adjustment for net (income) loss attributable to non-controlling interests	(4.3)	0.2	(5.6)	5.2
Net income (loss) attributable to Accelerant	$8.8	$(9.0)	$15.3	$(1.9)

Net income (loss) attributable to Accelerant per common share:
Basic	$0.05	$(0.05)	$0.09	$(0.01)
Diluted	$0.04	$(0.05)	$0.07	$(0.01)

Weighted-average common shares outstanding:
Basic	166,185,094	165,949,086	166,185,094	165,776,863
Diluted	205,948,671	165,949,086	205,913,393	165,776,863
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(expressed in millions of US dollars)	2025	2024	2025	2024
Net income (loss)	$13.1	$(9.2)	$20.9	$(7.1)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7.8	2.3	10.3	3.4
Unrealized gains (losses) on fixed maturity securities:
Unrealized gains (losses) on fixed maturity securities	4.6	(1.0)	9.4	(2.1)
Reclassification adjustments for losses recognized in net income	1.1	—	2.3	—
Other comprehensive income, net of tax	13.5	1.3	22.0	1.3
Total comprehensive income (loss)	26.6	(7.9)	42.9	(5.8)
Adjustment for comprehensive (income) loss attributable to non-controlling interests	(4.9)	0.2	(6.4)	5.2
Comprehensive income (loss) attributable to Accelerant	$21.7	$(7.7)	$36.5	$(0.6)
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Equity (unaudited)

(expressed in millions of US dollars)	Class C convertible preference shares	Class A convertible preference shares	Class B convertible preference shares	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Three Months Ended June 30, 2025
Balance, April 1, 2025	$104.4	$236.7	$145.1	$127.2	$(11.2)	$(176.3)	$321.5	$28.5	$454.4
Net income	—	—	—	—	—	8.8	8.8	4.3	13.1
Other comprehensive income	—	—	—	—	12.9	—	12.9	0.6	13.5
Share-based compensation	—	—	—	3.0	—	—	3.0	—	3.0
Dividends paid to non-controlling interests	—	—	—	—	—	—	—	(1.8)	(1.8)
Balance, June 30, 2025	$104.4	$236.7	$145.1	$130.2	$1.7	$(167.5)	$346.2	$31.6	$482.2

(expressed in millions of US dollars)	Class A convertible preference shares	Class B convertible preference shares	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Three Months Ended June 30, 2024
Balance, April 1, 2024	$236.7	$145.1	$148.4	$(7.5)	$(202.9)	$319.8	$(30.4)	$289.4
Net loss	—	—	—	—	(9.0)	(9.0)	(0.2)	(9.2)
Other comprehensive income	—	—	—	1.3	—	1.3	—	1.3
Share-based compensation	—	—	1.6	—	—	1.6	—	1.6
Acquisition of non-controlling interests in previously consolidated variable interest entities	—	—	(39.3)	—	—	(39.3)	39.3	—
Dividends paid to non-controlling interests	—	—	—	—	—	—	(0.4)	(0.4)
Balance, June 30, 2024	$236.7	$145.1	$110.7	$(6.2)	$(211.9)	$274.4	$8.3	$282.7
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Equity (unaudited) (continued)

(expressed in millions of US dollars)	Class C convertible preference shares	Class A convertible preference shares	Class B convertible preference shares	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Six Months Ended June 30, 2025
Balance, January 1, 2025	$104.4	$236.7	$145.1	$124.8	$(19.5)	$(182.8)	$304.3	$18.3	$427.0
Net income	—	—	—	—	—	15.3	15.3	5.6	20.9
Other comprehensive income	—	—	—	—	21.2	—	21.2	0.8	22.0
Share-based compensation	—	—	—	5.4	—	—	5.4	—	5.4
Dividends paid to non-controlling interests	—	—	—		—	—	—	(4.1)	(4.1)
Issuance of non-controlling interests (1)		—	—	—	—	—		11.0	11.0
Balance, June 30, 2025	$104.4	$236.7	$145.1	$130.2	$1.7	$(167.5)	$346.2	$31.6	$482.2
(1) Refer to Note 10 for information related to the acquisition of a controlling interest in a subsidiary which gave rise to recognition of a non-controlling interest in consolidation.

(expressed in millions of US dollars)		Class A convertible preference shares	Class B convertible preference shares	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Six Months Ended June 30, 2024
Balance, January 1, 2024		$236.7	$145.1	$146.2	$(7.5)	$(210.0)	$310.5	$(23.8)	$286.7
Net loss		—	—	—	—	(1.9)	(1.9)	(5.2)	(7.1)
Other comprehensive income		—	—	—	1.3	—	1.3	—	1.3
Share-based compensation		—	—	3.8	—	—	3.8	—	3.8
Acquisition of non-controlling interests in previously consolidated variable interest entities		—	—	(39.3)	—	—	(39.3)	39.3	—
Dividends paid to non-controlling interests		—	—	—	—	—	—	(2.0)	(2.0)
Balance, June 30, 2024		$236.7	$145.1	$110.7	$(6.2)	$(211.9)	$274.4	$8.3	$282.7
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(expressed in millions of US dollars)	2025	2024
Cash flows from operating activities
Net income (loss)	$20.9	$(7.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in net income:
Realized gains on investments	(2.7)	(0.4)
Unrealized (gains) losses on investments	(1.2)	0.8
Earnings from equity method investments	(1.2)	(0.9)
Share-based compensation expense	5.4	3.8
Depreciation and amortization	15.7	10.4
Deferred income tax benefits	(10.7)	(13.2)
Net foreign exchange losses (gains)	17.3	(1.8)
Net accretion of discount on fixed maturity securities and short-term investments	(3.9)	(2.5)
Other, net	0.4	0.6
Changes in operating assets and liabilities:
Premiums receivable	(112.7)	(128.8)
Ceded unearned premiums	(325.1)	(310.5)
Reinsurance recoverables on unpaid losses and LAE	(327.1)	(173.0)
Other reinsurance recoverables	(112.7)	(49.4)
Deferred acquisition costs	9.8	(14.8)
Unpaid losses and loss adjustment expenses	321.2	197.8
Unearned premiums	282.9	313.3
Payables to reinsurers	253.1	329.5
Deferred ceding commissions	59.5	36.7
Funds held under reinsurance	230.9	118.6
Insurance balances payable	(19.2)	(44.0)
Other assets, accounts payable and other liabilities	8.7	2.4
Net cash provided by operating activities	309.3	267.5
Cash flows from investing activities
Proceeds from sales of:
Equity securities	—	114.4
Fixed maturity securities	80.8	9.4
Maturities of fixed maturity securities	28.9	10.4
Payments for purchases of:
Fixed maturity securities	(262.9)	(238.8)
Equity method investments	(0.4)	(2.8)
Net change in short-term investments	(10.2)	(40.7)
Purchases of subsidiaries, net of cash acquired	(1.4)	—
Capitalized technology development expenditures	(17.3)	(14.1)
Other, net	(0.3)	(0.8)
Net cash used in investing activities	(182.8)	(163.0)
Cash flows from financing activities
Credit facility borrowings	5.0	—
Payment of debt	—	(1.0)
Dividends paid to non-controlling interest	(4.1)	(2.0)
Net cash provided by (used in) financing activities	0.9	(3.0)
Net increase in cash, cash equivalents and restricted cash	127.4	101.5
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	58.1	(5.8)
Cash, cash equivalents and restricted cash at beginning of period	1,273.0	775.4
Cash, cash equivalents and restricted cash at end of period	$1,458.5	$871.1

See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Cash Flows (unaudited ) (continued)

	Six Months Ended June 30,
(expressed in millions of US dollars)	2025	2024
Supplemental cash flows information
Interest on debt paid	$5.1	$5.5
Income taxes paid	26.2	18.1
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	1,387.7	870.9
Restricted cash and cash equivalents	70.8	0.2
Total cash, cash equivalents and restricted cash	$1,458.5	$871.1
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Nature of business and basis of presentation
Accelerant Holdings, together with its subsidiary companies ("Accelerant", "we", "us", "our" or the "Company"), connects selected specialty insurance underwriters ("Members") with Risk Capital Partners through its data-driven risk exchange (the “Risk Exchange”). The Company, together with its Risk Capital Partners, provides property and casualty insurance to policyholders via its network of Members, which are typically MGAs. The Company focuses on small-to-medium sized commercial clients primarily in the United States ("US"), Europe ("EU"), Canada and the United Kingdom ("UK").
These unaudited condensed consolidated interim financial statements and related notes have been prepared in accordance with US GAAP for interim financial information. Accordingly, they do not include all of the financial information and note disclosures required by US GAAP for complete consolidated financial statements. The condensed consolidated interim financial statements are presented in US Dollars and all amounts are in millions, except for the number of shares, per share amounts and the number of securities. Certain prior year comparative information has been reclassified to conform to the current presentation.
In our opinion, these unaudited condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature necessary to fairly state our financial position as of June 30, 2025, our results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for any interim period are not necessarily indicative of results for the full year.
These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Prospectus”). The condensed consolidated financial information as of December 31, 2024 was derived from the audited consolidated financial statements in the Prospectus, but does not include all disclosures required by US GAAP.
Common and preference share subdivision
In connection with preparing for its initial public offering (“IPO”), the Company's Board of Directors approved amendments to the authorized share capital of the Company, which were subsequently approved by the Company's shareholders and became effective on July 14, 2025. Pursuant to these amendments:
•an 83.6690-for-1 share subdivision of the Company's common and preference shares was approved; and
•the authorized number of common shares and preference shares were increased to 252,652,430 and 39,089,474, respectively.
All share and per share amounts in the unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to such share subdivision.
Initial Public Offering
The following description of the IPO and related transactions have been included herein given their significance, however, given they occurred subsequent to June 30, 2025, their effects are not reflected in these condensed consolidated financial statements. The following transactions will be reflected in our third quarter 2025 condensed consolidated financial statements.
On July 25, 2025, the Company completed its IPO and issued and sold 20,276,280 Class A common shares at a public offering price of $21.00 per share, resulting in net proceeds of $393.4 million after deducting the underwriting discounts and commissions and estimated offering costs of $9.0 million. Certain of the Company's pre-existing investors participated in the offering as selling shareholders and sold 19,354,044 Class A common shares at the IPO price for which the Company received no proceeds.
The Company used a portion of the net proceeds from the IPO to fund the redemption of the Class C convertible preference shares for $175.3 million in cash (as all holders of the Class C convertible preference shares elected to redeem their shares at the date of its IPO) and to fund a one-time $25.0 million termination fee to an affiliate of Altamont Capital Partners.

As of the closing of the IPO:
•All of our outstanding Class A convertible preference shares and Class B convertible preference shares automatically converted into Class A common shares and Class B common shares (as applicable).
•The Company has two classes of authorized common shares. The holders of our Class A common shares are entitled to one vote per share, and the holders of our Class B common shares are entitled to ten votes per share.
•Investment funds controlled by Altamont Capital Partners, our equity sponsor, own 90,916,841 Class B common shares, representing 76.7% of the combined voting power of our common shares outstanding (given that each Class B common share is entitled to 10 votes per share as compared to one vote per share for Class A common shares).
Prior to the IPO, deferred offering costs, which consisted of accounting, legal and other fees directly related to the IPO, were capitalized within Other assets on the condensed consolidated balance sheets. In connection with the IPO, $18.9 million of deferred offering costs were reduced and reflected as a reduction of the net proceeds received from the IPO within additional paid in capital, such that in total, the increase in additional paid in capital from the IPO was $374.5 million.
Stock-Based Compensation
In connection with the IPO, stock-based compensation expense associated with certain equity award plans were impacted as follows:
Accelerant Holdings LP distribution
As discussed in Note 20 to our audited consolidated financial statements, the Company previously issued profits interest awards to certain officers and employees in the form of Accelerant Holdings LP partnership shares and incentive units (the "profit interest awards"). The profit interest awards required achievement of certain return thresholds and continuous service for the officers and employees to receive distributions (such as a significant increase in the valuation of the Company as realized through a market event, like an IPO). Compensation cost associated with these profit interest awards could only be recorded to the extent payment was reasonably estimable and probable, as well as giving consideration to service requirements. Prior to the IPO, no related compensation cost was recognized because, for accounting purposes, an IPO cannot be assessed as probable until it occurs. However, at the time of the IPO, the Company recognized $1.38 billion of non-cash stock-based compensation expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 Class A common shares of the Company held by Accelerant Holdings LP to certain officers and employees of the Company that fully vested upon the IPO. The ultimate settlement of the profit interest awards was equity neutral as the contribution of the shares to officers and employees was reflected as a capital contribution to the Company by Accelerant Holdings LP in an equal and offsetting amount to the associated non-cash compensation expense.
Restricted Stock Units
In connection with the IPO, to align the long-term interests of certain officers and employees with those of the Company, 2,381,858 restricted stock units ("RSUs") were granted, with 538,295 RSUs fully vested at issuance. The remaining 1,843,563 RSUs are backed by Class A common shares issuable based on the IPO price of $21.00 per share, vesting with respect to 25% of the Class A common shares subject to the awards on the one-year anniversary of the grant date and in 6.25% quarterly installments through the four-year anniversary of the grant date. The total value of compensation for the RSU grants was $50.0 million, with $38.7 million associated with the unvested portion to be recognized as expense ratably over the four-year vesting period.
Common Share Options
Similar to the RSUs, to align the long-term interests of certain officers and employees with those of the Company, as well as to settle a pre-existing bonus program (as discussed in Note 20 to the annual consolidated financial statements of the Company), 26,205,555 Class A common share options were also granted. The options are backed by Class A common shares issuable upon the exercise of common share option awards in connection with the consummation of the IPO under our Share Incentive Plan, based on the IPO price of $21.00 per share and consisting of (i) common share options with respect to 9,236,398 Class A common shares with an exercise price equal to $22.49; and (ii) common share options with respect to 16,969,157 Class A common shares with an exercise price equal to the IPO price, in each case, vesting with respect to 25% of the Class A common shares subject to the awards on the one-year anniversary of the grant date and in 6.25% quarterly installments through the four-year anniversary of the grant date. The total value of compensation for the option grants was $242.6 million (based upon a Black-Scholes model valuation) to be recognized ratably over the four-year vesting period of the options.

2025 Employee Stock Purchase Plan
Our Board of Directors adopted, and our shareholders approved, the 2025 Employee Stock Purchase Plan (“ESPP”) that become effective upon completion of the IPO. Generally, all of our employees are eligible to participate in the ESPP. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise) to purchase Class A common shares at a discounted price per share. There are currently 1,000,000 of our Class A common shares reserved for issuance under the ESPP, which will automatically increase on the first trading day in January of each calendar year, commencing in 2026 and continuing until (and including) 2035, by an amount equal to the lesser of (i) 1% of the Class A common shares issued and outstanding on December 31 of the immediately preceding calendar year; (ii) 1,000,000 Class A common shares; or (iii) such lesser amount as is determined by our Board of Directors.
2. Summary of significant accounting policies
There were no material changes to the Company’s significant accounting policies from those that were disclosed in our audited consolidated financial statements included in the Prospectus.
Future application of accounting standards
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses, requiring new interim and annual disclosures that provide transparency about the components of expenses included in the income statement and enhance an investor’s ability to forecast future performance. The standard requires disclosure of:
•The amounts of employee compensation, depreciation, intangible asset amortization, and certain other costs included in each relevant expense caption as well as the inclusion of certain amounts already required to be disclosed under existing US GAAP in the same disclosure;
•A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and
•The total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
The standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard will be applied on a prospective basis with the option to apply the standard retrospectively. This standard will not have any impact to the amounts recorded within our consolidated financial statements, but will result in expanded disclosures. We are assessing the impact of this standard.

Income Tax
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, to address improvements to income tax disclosures. The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid, which includes the following:
•Disclosure, on an annual basis, of specific categories in the rate reconciliation;
•Disclosure, on an annual basis, of additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate);
•Disclosure, on an annual basis, of the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes;
•Disclosure, on an annual basis, of the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received);
•Disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign;
•Disclosure of income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign;
•Elimination of the requirement to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made; and
•Elimination of the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures.
The standard is effective for public companies for annual periods beginning after December 15, 2024 (and December 15, 2025 for nonpublic companies), with early adoption permitted. The standard will be applied on a prospective basis with the option to apply the standard retrospectively. This standard will not have any impact to the amounts recorded within our consolidated financial statements, but will result in expanded disclosures. We are assessing the impact of this standard on our disclosures as well as the period in which we will adopt.
3. Segment information
We have three reportable segments (Exchange Services, MGA Operations, and Underwriting). Each of our reportable segments serves the specific needs of our customers based on the products and services provided and reflects the way our Chief Operating Decision Maker (CODM) assesses performance of the business and makes decisions on the allocation of resources. Our CODM is our Chief Executive Officer.
Exchange Services
Exchange Services, which is the core of Accelerant, captures the revenue and expenses associated with the Risk Exchange. The Risk Exchange is the platform that houses Accelerant technology, data ingestion, and operations that serve the needs of Members and Risk Capital Partners. Insurance companies that join the Risk Exchange pay Accelerant a fixed-percentage volume-based fee for sourcing, managing, and monitoring the business they write. The Risk Exchange pays fees to Members for the distribution services provided to both consolidated affiliates and third parties. We eliminate net fees and other income earned by the Exchange Services segment in consolidation to the extent such income is received from consolidated insurance companies within the Underwriting segment. Only income earned from third-party companies is not eliminated in consolidation.
MGA Operations
MGA Operations consists of our Mission Underwriters ("Mission") and Owned Members reporting units. Mission is a licensed insurance agency that functions as an MGA incubator in the US, UK and EU and represents the largest component of the segment. Mission was previously a consolidated variable interest entity ("VIE") until we acquired all the outstanding common equity interests in Mission on May 1, 2024, at which point it became a wholly-owned subsidiary (and a voting interest entity, or "VOE").

The Owned Members reporting unit comprises MGAs in which the Company has made non-controlling or controlling equity investments. Our investments in existing Members typically take the form of an initial minority stake and contractual call option for a majority stake over time. We eliminate commission income earned by MGA Operations in consolidation to the extent it is received from consolidated insurance companies within the Underwriting segment. Only commission income earned from third-party companies is not eliminated in consolidation.
Underwriting
Underwriting contains all revenue and expenses associated with the underwriting of insurance policies and assumption of reinsurance policies issued or accepted by Accelerant’s consolidated insurance companies and Accelerant Re (Cayman) Ltd. ("Accelerant Re"). Our Underwriting segment is a strategic asset that enables access to Accelerant’s portfolio for current and prospective Risk Capital Partners. The activities of these (re)insurance companies include property and casualty insurance, policy issuance, reinsurance arrangements and the payment of commission and other acquisition costs to the Exchange Services segment.
Premium revenue is earned in exchange for the property and casualty insurance policies issued and reinsurance coverage provided. For segment presentation purposes, the commission expense paid to the wholly-owned agencies is subject to deferral as DAC for the portion of insurance policies not subject to reinsurance. DAC associated with business ceded is offset by ceding commissions received from reinsurers, which is typically more than the DAC. The DAC associated with business retained, as well as the excess ceding commissions from reinsurers, are both amortized over the related policy term. Accelerant Re also cedes premium and losses to, and receives ceding commissions from, several third-party reinsurers, including Flywheel Re. Similar to the Exchange Services and MGA Operations segments, transaction activity with our consolidated affiliates is subject to elimination (and therefore the amount of DAC, deferred ceding commissions, DAC amortization and amortization of ceding commission income in consolidation will differ from that presented within the segment results). Specifically, only commission payments and other acquisition expenses paid to third parties are subject to deferral and amortization in consolidation.
We consider the segment presentations of Exchange Services, MGA Operations and Underwriting segments prior to elimination to be the best way to evaluate Accelerant's business and how these business components would be presented if they were stand-alone operations. As we generate additional third-party insurance relationships through our Risk Exchange, the standalone segment results will more closely align with the consolidated results (as such third party transactions would not be subject to elimination).
The following includes the financial results of our three reportable segments for the three and six months ended June 30, 2025 and 2024. Corporate functions and certain other businesses and operations are included in Corporate and Other.

Financial information by segment:

	Three Months Ended June 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$29.6	$29.6	$—	$72.0	$101.6
Direct commission income
Affiliated entities	69.0	39.0	—	108.0	—	(108.0)	—
Unaffiliated entities	15.6	18.6	—	34.2	—	—	34.2
Net earned premiums	—	—	70.6	70.6	—	—	70.6
Net investment income	1.1	0.9	9.7	11.7	1.1	—	12.8
Net realized gains on investments	—	0.1	0.3	0.4	—	—	0.4
Net unrealized losses on investments	—	(0.5)	—	(0.5)	—	—	(0.5)
Segment revenues	85.7	58.1	110.2	254.0	1.1	(36.0)	219.1
Losses and loss adjustment expenses	—	—	51.3	51.3	—	—	51.3
Amortization of deferred acquisition costs	—	—	27.9	27.9	—	(9.7)	18.2
General and administrative expenses (3) (4)	30.0	33.8	14.8	78.6	16.4	(8.9)	86.1
Adjusted EBITDA	$55.7	$24.3	$16.2	$96.2	$(15.3)	$(17.4)	$63.5
Interest expenses							(2.5)
Depreciation and amortization							(8.3)
Other expenses (5)							(16.2)
Net foreign exchange losses							(14.2)
Income before income taxes							$22.3
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8.
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$19.6	$23.9	$6.9	$50.4
Consulting and professional fees	5.5	5.1	3.1	13.7
Other administrative expenses	4.9	4.8	4.8	14.5
Total general and administrative expenses	$30.0	$33.8	$14.8	$78.6
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Other expenses for the three months ended June 30, 2025 consist of $6.1 million of professional costs related to corporate development activities, $3.6 million of system development non-operating costs, $3.0 million of share-based compensation, $4.4 million of Mission profits sharing expense, as offset by a net reduction of $0.9 million of other individually insignificant items.

	Three Months Ended June 30, 2024
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$19.8	$19.8	$—	$39.3	$59.1
Direct commission income
Affiliated entities	51.4	23.8	—	75.2	—	(75.2)	—
Unaffiliated entities	2.1	8.0	—	10.1	—	—	10.1
Net earned premiums	—	—	52.2	52.2	—	—	52.2
Net investment income	0.2	1.1	7.3	8.6	0.1	—	8.7
Net realized gains on investments	—	—	—	—	—	—	—
Net unrealized gains on investments	—	—	—	—	—	—	—
Segment revenues	53.7	32.9	79.3	165.9	0.1	(35.9)	130.1
Losses and loss adjustment expenses	—	—	43.2	43.2	—	—	43.2
Amortization of deferred acquisition costs	—	—	18.1	18.1	—	(2.0)	16.1
General and administrative expenses (3) (4)	13.4	26.7	23.2	63.3	10.4	(15.9)	57.8
Adjusted EBITDA	$40.3	$6.2	$(5.2)	$41.3	$(10.3)	$(18.0)	$13.0
Interest expenses							(3.0)
Depreciation and amortization							(5.5)
Other expenses (5)							(9.6)
Net foreign exchange gains							0.8
Loss before income taxes							$(4.3)
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8.
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$8.7	$17.9	$10.8	$37.4
Consulting and professional fees	2.3	1.6	1.5	5.4
Other administrative expenses	2.4	7.2	10.9	20.5
Total general and administrative expenses	$13.4	$26.7	$23.2	$63.3
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Other expenses for the three months ended June 30, 2024 consist of $6.6 million of system development non-operating costs,$1.6 million of professional costs related to corporate development activities, $1.6 million of share-based compensation expense, as offset by a net reduction of $0.2 million for expenses related to other individually insignificant costs.

	Six Months Ended June 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$48.8	$48.8	$—	$123.5	$172.3
Direct commission income
Affiliated entities	128.0	70.5	—	198.5	—	(198.5)	—
Unaffiliated entities	26.8	35.5	—	62.3	—	—	62.3
Net earned premiums	—	—	133.6	133.6	—	—	133.6
Net investment income	1.7	1.8	19.7	23.2	1.8	—	25.0
Net realized gains on investments	—	2.1	0.6	2.7	—	—	2.7
Net unrealized (losses) gains on investments	—	(0.5)	—	(0.5)	1.7	—	1.2
Segment revenues	156.5	109.4	202.7	468.6	3.5	(75.0)	397.1
Losses and loss adjustment expenses	—	—	96.5	96.5	—	—	96.5
Amortization of deferred acquisition costs	—	—	52.7	52.7	—	(17.4)	35.3
General and administrative expenses (3) (4)	53.8	65.0	26.3	145.1	30.9	(17.0)	159.0
Adjusted EBITDA	$102.7	$44.4	$27.2	$174.3	$(27.4)	$(40.6)	$106.3
Interest expenses							(5.1)
Depreciation and amortization							(15.7)
Other expenses (5)							(30.4)
Net foreign exchange losses							(17.3)
Income before income taxes							$37.8
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8.
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$35.5	$45.2	$13.1	$93.8
Consulting and professional fees	9.1	8.4	5.7	23.2
Other administrative expenses	9.2	11.4	7.5	28.1
Total general and administrative expenses	$53.8	$65.0	$26.3	$145.1
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Other expenses for the six months ended June 30, 2025 consist of $8.2 million of system development non-operating expenses, $9.7 million of professional costs related to corporate development activities, $5.4 million of share-based compensation, $6.0 million of Mission profits sharing expense and $1.1 million of individually insignificant costs.

	Six Months Ended June 30, 2024
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$49.6	$49.6	$—	$74.5	$124.1
Direct commission income
Affiliated entities	87.9	44.3	—	132.2	—	(132.2)	—
Unaffiliated entities	7.1	14.6		21.7			21.7
Net earned premiums	—	—	96.2	96.2	—	—	96.2
Net investment income	0.3	1.8	14.4	16.5	0.1	—	16.6
Net realized gains on investments	—	—	0.4	0.4	—	—	0.4
Net unrealized losses on investments	—	—	(0.8)	(0.8)	—	—	(0.8)
Segment revenues	95.3	60.7	159.8	315.8	0.1	(57.7)	258.2
Losses and loss adjustment expenses	—	—	71.9	71.9	—	—	71.9
Amortization of deferred acquisition costs	—	—	47.3	47.3	—	(8.4)	38.9
General and administrative expenses (3) (4)	27.7	51.4	38.7	117.8	13.9	(24.8)	106.9
Adjusted EBITDA	$67.6	$9.3	$1.9	$78.8	$(13.8)	$(24.5)	$40.5
Interest expenses							(6.0)
Depreciation and amortization							(10.4)
Other expenses (5)							(18.2)
Net foreign exchange gains							1.8
Income before income taxes							$7.7
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8.
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$19.2	$35.9	$20.0	$75.1
Consulting and professional fees	4.3	3.3	7.5	15.1
Other administrative expenses	4.2	12.2	11.2	27.6
Total general and administrative expenses	$27.7	$51.4	$38.7	$117.8
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Other expenses for the six months ended June 30, 2024 consists of $9.3 million of system development non-operating costs, $4.2 million of professional costs related to corporate development activities, $3.8 million of share-based compensation and $0.9 million of individually insignificant costs.

We review our assets on a consolidated basis for decision making purposes since they support business operations across all our reportable segments as well as our corporate and other activities. We do not allocate assets to reportable segments as we do not use such information, except for (re)insurance balances recoverable on paid and unpaid losses and goodwill that are directly attributable to our reportable segments.
All our revenues from external customers were attributable to various geographic locations outside of the Cayman Islands, based on where the insurance policies or services were sold. There were no reportable major customers that accounted for 10% or more of our consolidated revenue for the three and six months ended June 30, 2025 and 2024.
The following table presents our revenues by geography:

	Three Months Ended June 30, 2025
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$77.7	$23.9	$101.6
Direct commission income	18.3	15.9	34.2
Net earned premiums	26.8	43.8	70.6
Net investment income	7.8	5.0	12.8
Net realized gains on investments	0.2	0.2	0.4
Net unrealized losses on investments	(0.5)	—	(0.5)
Total revenues	$130.3	$88.8	$219.1

	Three Months Ended June 30, 2024
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$34.2	$24.9	$59.1
Direct commission income	6.3	3.8	10.1
Net earned premiums	40.2	12.0	52.2
Net investment income	4.5	4.2	8.7
Net unrealized losses on investments	(0.1)	0.1	—
Total revenues	$85.1	$45.0	$130.1

	Six Months Ended June 30, 2025
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$126.7	$45.6	$172.3
Direct commission income	32.3	30.0	62.3
Net earned premiums	41.9	91.7	133.6
Net investment income	15.2	9.8	25.0
Net realized gains on investments	0.4	2.3	2.7
Net unrealized gains on investments	1.2	—	1.2
Total revenues	$217.7	$179.4	$397.1

	Six Months Ended June 30, 2024
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$64.4	$59.7	$124.1
Direct commission income	11.8	9.9	21.7
Net earned premiums	65.8	30.4	96.2
Net investment income	8.4	8.2	16.6
Net realized gains on investments	—	0.4	0.4
Net unrealized losses on investments	(0.1)	(0.7)	(0.8)
Total revenues	$150.3	$107.9	$258.2
(1) For further information on the impacts of sliding scale commission adjustments on our ceding commission income for the three and six months ended June 30, 2025 and 2024 resulting from the loss experience of covered insurance contracts, refer to Note 8.
4. Investments
Unrealized gains and losses on available for sale fixed maturity and short-term investments, at fair value
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of fixed maturity and short-term investments, were as follows:

	June 30, 2025
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate	$263.3	$3.2	$(0.1)	$266.4
US government and agency	162.2	1.2	(0.2)	163.2
Non-US government and agency	208.0	2.4	(0.5)	209.9
Residential mortgage-backed	60.4	0.4	(0.7)	60.1
Commercial mortgage-backed	20.9	0.3	—	21.2
Other asset-backed securities	30.4	0.2	—	30.6
Total fixed maturity and short-term investments	$745.2	$7.7	$(1.5)	$751.4

	December 31, 2024
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate	$175.5	$0.8	$(2.3)	$174.0
US government and agency	128.9	0.1	(0.8)	128.2
Non-US government and agency	161.1	0.5	(3.0)	158.6
Residential mortgage-backed	44.4	0.1	(1.5)	43.0
Commercial mortgage-backed	18.6	—	(0.2)	18.4
Other asset-backed securities	22.1	0.1	(0.1)	22.1
Total fixed maturity and short-term investments	$550.6	$1.6	$(7.9)	$544.3

The following table summarizes, for all our available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	June 30, 2025
	Less than 12 months		12 Months or more		Total
(in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate	$24.9	$(0.1)	$3.5	$—	$28.4	$(0.1)
US government and agency	28.2	(0.1)	4.8	(0.1)	33.0	(0.2)
Non-US government and agency	51.1	(0.5)	—	—	51.1	(0.5)
Residential mortgage-backed	17.8	(0.1)	3.4	(0.6)	21.2	(0.7)
Total fixed maturity and short-term investments	$122.0	$(0.8)	$11.7	$(0.7)	$133.7	$(1.5)

	December 31, 2024
	Less than 12 months		12 Months or more		Total
(in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate	$85.4	$(2.2)	$6.5	$(0.1)	$91.9	$(2.3)
US government and agency	66.3	(0.6)	4.7	(0.2)	71.0	(0.8)
Non-US government and agency	93.5	(3.0)	—	—	93.5	(3.0)
Residential mortgage-backed	29.0	(0.8)	5.1	(0.7)	34.1	(1.5)
Commercial mortgage-backed	13.2	(0.2)	0.5	—	13.7	(0.2)
Other asset-backed securities	12.1	(0.1)	—	—	12.1	(0.1)
Total fixed maturity and short-term investments	$299.5	$(6.9)	$16.8	$(1.0)	$316.3	$(7.9)
We did not recognize the unrealized losses in earnings on these fixed maturity and short-term investments at June 30, 2025 and December 31, 2024 because we determined that such losses were due to non-credit factors that are temporary in nature. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.
Contractual maturity
The amortized cost and fair values of our fixed maturity and short-term investments by contractual maturity were as follows:

	June 30, 2025
(in millions)	Amortized cost	Fair value
Due in one year or less	$138.6	$139.3
Due after one year through five years	398.4	403.1
Due after five years through ten years	89.1	89.9
Due after ten years	7.4	7.2
Residential mortgage-backed	60.4	60.1
Commercial mortgage-backed	20.9	21.2
Other asset-backed securities	30.4	30.6
Total	$745.2	$751.4

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties.
Equity method and other investments
We have made investments in private equity funds focused on insurance technology ventures, certain MGAs that form part of our distribution network and a technology-focused TPA that provides services to certain of our Members. Such strategic investments are generally accounted for using the equity method of accounting and are included as equity method investments in the financial statements or, in cases where we have elected the measurement alternative, accounted for at fair value based on observable price changes or impairment within Other investments.
Details regarding our equity method investments were as follows:

	June 30, 2025		December 31, 2024
(in millions)	Ownership %	Carrying value	Ownership %	Carrying value
MGAs	19.0% - 20.0%	$2.6	19.0% - 20.0%	$11.0
Other	9.4% - 15.0%	7.6	9.4% - 15.0%	7.2
Equity method investments		$10.2		$18.2
In applying the equity method of accounting, we record investments initially at cost and subsequently adjust their carrying value based on our proportionate share of the net income or loss of the investment. As permitted by the applicable accounting guidance, we generally record such investments on a one-to-three-month lag. Our maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in our consolidated balance sheet and any unfunded commitments. As of June 30, 2025, we had unfunded commitments of $6.6 million to our equity method investees.
For the six months ended June 30, 2025 and 2024, we received dividends from equity method investees of $0.9 million and $0.2 million, respectively.
Details regarding the carrying value of our other investments portfolio were as follows:

(in millions)	June 30, 2025	December 31, 2024
Investment type:
MGAs and TPAs	$27.4	$26.2
Venture funds	19.2	19.1
Other investments	$46.6	$45.3
We have elected the measurement alternative to carry private equity investments in venture funds, ordinary stocks, warrants and stock options of MGAs and TPAs that qualify for the equity method basis of accounting and that do not have a readily determinable fair value, at cost, less any impairment. If observable prices in identical or similar investments from the same issuer are observed, we measure the equity investment at fair value as of the date that such observable transaction occurs.
For the three months ended June 30, 2025, we recognized a $0.5 million impairment charge, and there were no observable prices related to our other investments. For the six months ended June 30, 2025, we recognized an $0.5 million impairment charge, and we recognized $1.7 million of income as a component of unrealized gains following observable prices related to our other investments. For the three and six months ended June 30, 2024, there were no impairments and no observable prices related to our other investments.
We have recognized cumulative income as a component of unrealized gains of $36.6 million, net of cumulative impairments of $0.7 million associated with investments accounted for under the measurement alternative from inception of the related investments.
As of June 30, 2025, we had unfunded commitments of $2.2 million to venture funds.

Net investment income
Investment income and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Interest on cash and cash equivalents	$6.4	$4.7	$13.0	$9.7
Interest on fixed maturity investments	6.1	3.7	11.4	6.4
Income from equity method investments	0.7	0.6	1.2	0.9
Gross investment income	13.2	9.0	25.6	17.0
Investment expenses	(0.4)	(0.3)	(0.6)	(0.4)
Net investment income	$12.8	$8.7	$25.0	$16.6
Net realized and unrealized gains (losses) on investments
The following table presents net realized and unrealized gains (losses) on our investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net realized gains (losses) on investments:
Net realized gains (losses) on fixed maturity and short-term investments	$0.3	$—	$0.6	$(0.1)
Net realized gains on equity securities sold during the period	—	—	—	0.5
Net realized gains on equity method investments	0.1	—	2.1	—
Net realized gains on investments	0.4	—	2.7	0.4
Net unrealized (losses) gains on investments:
Net unrealized losses on equity securities held at the reporting date	—	—	—	(0.8)
Other investments (1):
MGAs and TPAs	(0.5)	—	1.2	—
Net unrealized (losses) gains on other investments	(0.5)	—	1.2	—
Net unrealized (losses) gains on investments	(0.5)	—	1.2	(0.8)
Net realized and unrealized (losses) gains on investments	$(0.1)	$—	$3.9	$(0.4)
(1) Amounts correspond to income arising from our equity investments accounted for under the measurement alternative (as described above).
Regulated deposits and restricted assets
Certain subsidiaries of the Company are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. Securities on deposit for regulatory and other purposes were $5.0 million and $4.9 million as of June 30, 2025 and December 31, 2024, respectively, which are included in the "Fixed maturity securities available for sale, at fair value" in our condensed consolidated balance sheets.

The following table represents the restricted assets we have pledged in favor of certain ceding companies to collateralized obligations:

(in millions)	June 30, 2025	December 31, 2024
Short-term investments	$8.0	$17.2
Fixed maturity securities	29.1	33.0
Cash and cash equivalents	70.8	47.3
Total	$107.9	$97.5
5. Fair value measurements
Assets recorded at fair value in our condensed consolidated balance sheets are measured and classified in accordance with a fair value hierarchy consisting of three “levels” based on the observability of valuation inputs:
•Level 1: Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices in active markets for identical assets and liabilities;
•Level 2: Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets and liabilities that are actively traded. This also includes pricing models for which the inputs are corroborated by market data; and
•Level 3: Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The valuation of Level 3 assets and liabilities requires the greatest degree of judgment. These measurements may be made when there is little, if any, market activity for the asset or liability. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
There were no material changes to valuation methodologies of assets measured at fair value from those that were disclosed in our audited consolidated financial statements included in the Prospectus.
Fair value measurements on a recurring basis
Our financial assets and liabilities measured at fair value on a recurring basis by level were as follows:

	June 30, 2025
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Fixed maturity and short-term investments measured at fair value:
Corporate	$—	$266.4	$—	$266.4
US government and agency	—	163.2	—	163.2
Non-US government and agency	—	209.9	—	209.9
Residential mortgage-backed	—	60.1	—	60.1
Commercial mortgage-backed	—	21.2	—	21.2
Other asset-backed securities	—	30.6	—	30.6
Total fixed maturity and short-term investments	$—	$751.4	$—	$751.4

	December 31, 2024
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Fixed maturity and short-term investments measured at fair value:
Corporate	$—	$174.0	$—	$174.0
US government and agency	—	128.2	—	128.2
Non-US government and agency	—	158.6	—	158.6
Residential mortgage-backed	—	43.0	—	43.0
Commercial mortgage-backed	—	18.4	—	18.4
Other asset-backed securities	—	22.1	—	22.1
Total fixed maturity and short-term investments	$—	$544.3	$—	$544.3
There were no transfers between Level 1, Level 2, or Level 3 for the six months ended June 30, 2025 and for the year ended December 31, 2024.
Fair value measurements on a non-recurring basis
We measure the fair value of certain assets on a non-recurring basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include our investments in limited partnerships reported in "Other investments" in our condensed consolidated balance sheets.
The following table presents assets measured at fair value on a non-recurring basis:

	June 30, 2025
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Assets measured at fair value:
Other investments:
MGAs and TPAs	$—	$—	$27.4	$27.4
Venture funds	—	—	19.2	19.2
Total	$—	$—	$46.6	$46.6

	December 31, 2024
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Assets measured at fair value:
Other investments:
MGAs	$—	$—	$26.2	$26.2
Venture funds	—	—	19.1	19.1
Total	$—	$—	$45.3	$45.3

Fair value information about financial instruments not measured at fair value
Our estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts) is discussed below:
Debt: As further described in Note 9, given the frequency with which the variable interest rates on our senior unsecured debt reset, the carrying value of our debt measured at amortized cost approximates its fair value as of June 30, 2025 and December 31, 2024. The debt is classified as Level 2.
Remaining financial assets and liabilities: Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature, approximates their fair value as of June 30, 2025 and December 31, 2024.
6. Unpaid losses and loss adjustment expenses
Activity in unpaid losses and LAE reserve is summarized as follows:

	Six Months Ended June 30,
(in millions)	2025	2024
Gross reserve for unpaid losses and LAE, beginning of year	$1,294.4	$772.5
Less: Reinsurance recoverables, beginning of year	1,069.5	605.5
Net reserve for unpaid losses and LAE, beginning of year	224.9	167.0
Incurred losses and LAE related to:
Current accident year	96.5	63.6
Prior accident years	—	8.3
Total incurred losses and LAE	96.5	71.9
Paid losses and LAE:
Current accident year	(16.1)	(6.5)
Prior accident years	(53.6)	(42.9)
Total paid losses and LAE	(69.7)	(49.4)
Foreign exchange adjustments	15.7	(5.6)
Net reserve for unpaid losses and LAE, end of period	267.4	183.9
Reinsurance recoverables on unpaid losses and LAE, end of period	1,424.6	771.1
Gross reserve for unpaid losses and LAE, end of period	$1,692.0	$955.0
Reserves for losses and LAE represent our estimated indemnity cost and related adjustment expenses necessary to administer and settle claims. Our estimates are based upon individual case estimates for reported claims set by our claims specialists, adjusted with actuarial estimates for any further expected development on reported claims and for losses that have been incurred, but not yet reported.
The increase in incurred losses and LAE attributable to prior accident years of $8.3 million for the six months ended June 30, 2024 primarily related to the EU and UK general liability portfolio for members that have either been discontinued or are now subject to significant responsive underwriting actions.
7. Reinsurance
We enter into reinsurance agreements to limit our exposure to large losses and to enable us to underwrite policies with sufficient limits to meet policyholder needs. In a reinsurance transaction, an insurance company transfers, or cedes, part or all of its exposure to the reinsurer in exchange for all or a portion of the premiums.
We use extensive reinsurance arrangements, including quota share and excess of loss contracts, to manage our exposure under issued insurance contracts. Such reinsurance provides loss coverage subject to certain limits and may include sliding scale ceding commissions, premium caps, loss ratio limits and other features, which align our interests with those of our reinsurers. We consider these features when evaluating risk transfer and whether such contracts qualify as reinsurance or must be treated as deposits.

Flywheel Re is an unconsolidated reinsurance sidecar that provides multi-year collateralized quota share capacity backed by institutional investors. We formed Flywheel Re to facilitate the participation of institutional investors in the Risk Exchange portfolio. During the second quarter of 2025, Flywheel Re completed a capital raise from new and existing institutional investors to extend and upsize its capacity to support business assumed.
The impacts of reinsurance on earned premiums and loss and loss adjustment expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Written premiums:
Direct	$781.2	$676.3	$1,582.0	$1,208.9
Assumed	130.1	50.7	203.3	69.2
Ceded	(892.5)	(682.1)	(1,694.1)	(1,177.6)
Net written premiums	$18.8	$44.9	$91.2	$100.5

Earned premiums:
Direct	$701.2	$491.7	$1,343.3	$927.7
Assumed	82.1	22.4	158.8	37.1
Ceded	(712.7)	(461.9)	(1,368.5)	(868.6)
Net earned premiums	$70.6	$52.2	$133.6	$96.2

Loss and LAE:
Direct	$366.3	$271.2	$731.8	$498.5
Assumed	29.1	10.0	46.4	17.4
Ceded	(344.1)	(238.0)	(681.7)	(444.0)
Net loss and LAE	$51.3	$43.2	$96.5	$71.9
Reinsurance recoverables
Amounts recoverable from reinsurers on paid and unpaid losses and LAE are recognized in a manner consistent with the unpaid losses and LAE associated with the reinsurance and presented as reinsurance recoverables. The balances were as follows:

(in millions)	June 30, 2025	December 31, 2024
Reinsurance recoverables on unpaid losses and LAE	$1,424.6	$1,069.5
Other reinsurance recoverables:
Reinsurance recoverables on paid losses and LAE	416.8	281.4
Deposit assets	74.3	82.9
Total other reinsurance recoverables	491.1	364.3
Reinsurance recoverables	$1,915.7	$1,433.8
For the six months ended June 30, 2025, we reduced the deposit assets by $8.6 million attributed to actual recoveries. The deposit assets reported as of June 30, 2025, are comprised of expected recoveries, net of accretion, calculated using the interest method.
Credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligation assumed under the reinsurance agreements. An allowance is established for amounts deemed uncollectible. We evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To further reduce credit exposure to reinsurance recoverables balances, we have received letters of credit from certain reinsurers that are not authorized as reinsurers under US state insurance regulations.

Of the total reinsurance recoverables on paid and unpaid losses and LAE outstanding as of June 30, 2025, 59% were with reinsurers having an A.M. Best rating of "A-" (excellent) or better, and we require reinsurance recoverables with reinsurers that are not rated by A.M. Best to be subject to collateral arrangements through a combination of letters of credit, funds withheld arrangements or trust agreements. We consider such collateral arrangements, credit ratings assigned to reinsurers by A.M. Best and other historical default rate information in estimating the credit valuation allowance for reinsurance recoverables. The credit valuation allowance was $0.6 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.
8. Deferred acquisition costs and deferred ceding commissions
The following table presents the amounts of policy acquisition costs deferred and amortized for insurance business retained by Accelerant:

	Three Months Ended June 30,
(in millions)	2025	2024
Balance as of April 1,	$56.3	$52.8
Direct commissions and other acquisition costs on retained business	12.8	23.8
Amortization of deferred acquisition costs	(18.2)	(16.1)
Foreign currency translation	0.3	0.2
Balance as of June 30,	$51.2	$60.7

	Six Months Ended June 30,
(in millions)	2025	2024
Balance as of January 1,	$60.7	$53.0
Direct commissions and other acquisition costs on retained business	25.5	47.1
Amortization of deferred acquisition costs	(35.3)	(38.9)
Foreign currency translation	0.3	(0.5)
Balance as of June 30,	$51.2	$60.7
The following table presents the amounts of ceding commissions deferred and amortized:

	Three Months Ended June 30,
(in millions)	2025	2024
Balance as of April 1,	$194.6	$128.0
Deferral of excess ceding commission income over deferred acquisition costs	142.5	86.8
Amortization of deferred excess ceding commission to income	(101.6)	(59.1)
Foreign currency translation	(0.5)	(0.1)
Balance as of June 30,	$235.0	$155.6

	Six Months Ended June 30,
(in millions)	2025	2024
Balance as of January 1,	$193.0	$120.4
Deferral of excess ceding commission income over deferred acquisition costs	215.7	156.0
Amortization of deferred excess ceding commission to income	(172.3)	(124.1)
Foreign currency translation	(1.4)	3.3
Balance as of June 30,	$235.0	$155.6

We cede a significant portion of our premiums written to reinsurance companies. The ceding commissions are offset against DAC related to the insurance contracts that are subject to such reinsurance. Any excess ceding commissions over the related DAC are subject to deferral over the insurance premiums earning period.
Our contractual acquisition costs are expressed as a percentage of the underlying premiums by type of insurance policy. Certain agreements with our Members include sliding scale adjustments to acquisition cost based on the actual loss experience of the insurance contracts they write, such that our ultimate acquisition cost inversely changes relative to the loss ratio (i.e., adverse experience in the loss ratio will result in a reduction in the related acquisition cost and, conversely, any favorable experience in the loss ratio will result in an increase in the acquisition cost).
Certain of our reinsurance arrangements are subject to sliding scale adjustments pursuant to the agreements with various reinsurers based on the actual loss experience of covered insurance contracts. The contractual ceding commission amounts are expressed as a percentage of the underlying premiums by type of insurance policy. Further, the amount of ceding commissions will vary based on the volume of ceded premium and may be adjusted for changes in the loss ratio. As that loss ratio changes from the original expected contractual amount, the amount of ceding commission inversely changes (such that adverse experience in the subject loss ratio will result in a reduction in ceding commissions and, conversely, any favorable experience in the subject loss ratio will result in an increase in ceding commissions). Such changes in ceding commission will result in a change to the deferred ceding commissions liability to the extent that the underlying premiums are unearned and, conversely, will result in a direct change to income to the extent that the underlying premium has been earned. As such, the sliding scale commissions act as our substantive participation in the underlying loss experience of the underlying insurance contracts.
Ceding commission income recognized for the three and six months ended June 30, 2025 included increases of $12.5 million due to net sliding scale commission adjustments resulting from the favorable loss experience of covered insurance contracts. For the three and six months ended June 30, 2024, ceding commission income recognized included reductions of $4.8 million and $7.3 million, respectively due to net sliding scale commission adjustments resulting from the loss experience of covered insurance contracts.
9. Debt
We had the following debt outstanding as of June 30, 2025 and December 31, 2024:

(in millions)	June 30, 2025	December 31, 2024
Senior unsecured debt	$125.0	$125.0
Less: unamortized debt issuance costs	(3.3)	(3.6)
Senior unsecured debt	121.7	121.4
Revolving credit facility	5.0	—
Total debt	$126.7	$121.4
We have a senior unsecured syndicated US dollar denominated loan facility with a September 2029 maturity date with an aggregate outstanding principal balance of $125 million. The credit agreement includes a $50 million revolving credit facility. As of June 30, 2025, we had $5 million outstanding under our revolving credit facility and $45 million unutilized and available. Each borrowing under the revolving credit facility may have a maturity of one, three or six months, at the Company’s election, but may not extend beyond the credit agreement’s maturity date. Such borrowings may be repaid early.
The senior notes are senior unsecured obligations and include a delayed draw term loan ("DDTL") feature that allows us to withdraw predefined amounts. Incremental facilities up to an additional $75 million are available to draw upon request, subject to the agreement of the lenders.
Partial quarterly repayments of the aggregate principal amount are required until the maturity date. Interest payments on the senior notes are due at the end of each period, being a certain month or quarter during which the applicable interest rate has been reset. The interest rate is subject to a sliding scale based on our consolidated senior debt to capitalization ratio and varies between a 3.4% and 4.0% spread in addition to the Secured Overnight Financing Rate ("SOFR"). Interest is calculated based on a 360-day year of twelve 30-day months. Interest expense for the three months ended June 30, 2025 and 2024 was $2.5 million and $3.0 million, respectively. Interest expense for the six months ended June 30, 2025 and 2024 was $5.1 million and $6.0 million, respectively.

Subject to conditions of optional prepayment, we may voluntarily prepay the senior notes at any time and from time to time, prior to the maturity date without penalty. Any prepayment, in whole or in part, shall include any accrued and unpaid interest thereon to, but excluding, the prepayment date. Any amounts we prepay may not be reborrowed.
The senior notes contain certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on minimum consolidated net worth, maximum leverage levels and a minimum interest coverage ratio. As of June 30, 2025, we were in compliance with all such covenants.
10. Business acquisition
In January 2025, our consolidated subsidiary Corniche Acquisition Co. Ltd. acquired an additional 61% of the outstanding share capital of Corniche Underwriting Ltd. ("Corniche"), a UK based MGA that specializes in the insurance of risks related to the recycling industry, in exchange for $56.2 million of consideration consisting of i) $17.1 million of cash paid at acquisition, and an additional $17.1 million of cash to be paid over two equal installments due in July 2025 and January 2026 that is reflected as a payable within "Accounts payable and other liabilities" in our condensed consolidated balance sheets as of June 30, 2025); ii) our previously held equity interest of $11.0 million; and iii) the non-controlling interests of $11.0 million. The acquisition of the additional 61% interest increased our ownership in Corniche from 19.5% to 80.5%. Previously, we accounted for the investment in Corniche as an equity method investment. Following the completion of the step acquisition, we remeasured our previously held equity interest to fair value at the step acquisition date. Accordingly, we recorded a revaluation gain of $2.0 million within "Net realized gains on investments" in our condensed consolidated statements of operations.
The fair value of the assets acquired and liabilities assumed and non-controlling interest was estimated using an income approach. Key assumptions included market-observable inputs and management's estimates of nominal cash flows. The purchase consideration was allocated to the estimated fair value of the tangible and identifiable intangible assets acquired less liabilities assumed at the date of the acquisition. Our purchase price allocation related to the acquisition is provisional and could change in subsequent periods to reflect new information obtained about the facts and circumstances that existed as of the acquisition date, which if known, would have affected the measurement of the amounts recognized as of the acquisition date. We may recognize measurement period adjustments to the provisional amounts in future periods, but no later than one year from the closing date (referred to as the "measurement period"). We recorded goodwill from this acquisition, primarily attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes.
Our consolidated financial statements include the results of our acquisitions after their respective closing dates. Revenue, net income, as well as pro forma information is not presented for the Corniche acquisition as such results of operations would not be materially different to the actual results of operations of the Company. Acquisition-related costs pertaining to Corniche incurred during the six months ended June 30, 2025 were $0.7 million.
The following table provides our preliminary purchase accounting financial information for the Corniche acquisition:

(in millions)	2025
Assets acquired:
Cash and cash equivalents	$16.2
Other identifiable intangible assets	21.6
Premiums receivable	7.0
Other assets	0.4
Total assets acquired	45.2
Liabilities assumed:
Accounts payable and other liabilities	16.7
Total liabilities assumed	16.7
Total identifiable net assets acquired (1)	28.5
Goodwill	27.7
Total acquisition consideration	$56.2
(1) Total net cash paid to date for the interest in Corniche was $0.9 million, net of cash acquired (consisting of the $17.1 million initial payment at acquisition date net of the $16.2 million cash acquired). As noted above, this does not include cash payments of $17.1 million that will be due in two installments through January 2026.

A roll forward of goodwill and other intangible assets, net, including Corniche and an additional immaterial acquisition as of and for the six months ended June 30, 2025 is as follows:

(in millions)	Goodwill and other intangible assets, net
Balance as of January 1, 2025	$64.0
Goodwill from acquisition of business	28.0
Other intangible assets from acquisition of business	21.6
Amortization of other intangible assets	(2.6)
Foreign currency translation	8.7
Balance as of June 30, 2025	$119.7
11. Share-based compensation
Share options granted to employees
During the six months ended June 30, 2025, we granted 3,368,596 options to certain of our employees under our employee share incentive plan. The contractual term of the option awards is ten years from the grant date. The vesting terms of the option awards varied based on the date of the respective employee’s date of service commencement such that a portion of the awards was, in certain instances, vested as of the grant date. The vesting periods per each of the awards varied from two to four years (with either quarterly or annual partial vesting periods over those two to four year full vesting periods).
The fair value of each share option award granted during the six months ended June 30, 2025 and 2024 was estimated on the date of grant using the following option pricing model assumptions:

	2025	2024
Weighted average expected term (years)	3.0 - 10.0	1.2 - 10.0
Risk-free interest rate	3.83% - 4.36%	3.82% - 4.87%
Expected volatility	39%	31% - 38%
Expected dividend yield	0%	0%
Based on application of the Hull-White valuation method (widely used in the determination of option fair value), we estimate the expected term of the share options granted, assuming that employees exercise their options, on average, when the stock price over strike price reaches a threshold of 2.2. The risk-free interest rate is based on observed interest rates appropriate for the term of our stock options. Expected volatility is based on companies at a comparable stage, as well as companies in the same or similar industry. The dividend yield assumption is based on the Company’s historical and expected future dividend payouts and may be subject to change in the future.

The following table summarizes the activity related to share option awards for the six months ended June 30, 2025:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted- Average Fair Value
Outstanding as of January 1, 2025	15,016,572	$19.31	9.1	$—	$2.84
Granted	3,368,596	29.00	9.9	—	7.12
Exercised	—	—	—	—	—
Canceled	(132,657)	19.31	—	—	—
Forfeited	(187,920)	19.31	—	—	—
Outstanding as of June 30, 2025	18,064,591	$21.11	8.8	$—	$3.61
Options exercisable as of June 30, 2025	7,266,143	$19.31	8.3	$—	$2.20
Options unvested as of June 30, 2025	10,798,448	$22.33	9.1	$—	$4.56
The weighted average grant-date fair value of share options granted during the six months ended June 30, 2025 and 2024 was $7.12 and $3.52 per option, respectively.
For the three months ended June 30, 2025 and 2024, share-based compensation expense from share option awards granted was $3.0 million and $1.6 million, respectively, which is included in "Other expenses" in our condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, share-based compensation expense from share option awards granted was $5.4 million and $3.8 million, respectively,
The unrecognized compensation cost related to unvested share option awards as of June 30, 2025 and December 31, 2024 was $46.9 million and $29.6 million, respectively. The weighted average remaining requisite service period as of June 30, 2025 is 1.6 years, over which period the total cost will be amortized as compensation expense within the financial statements.
12. Earnings per share
The following table sets forth the computation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share data)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Accelerant common shareholders	$8.8	$(9.0)	$15.3	$(1.9)
Denominator:
Weighted-average common shares outstanding - basic	166,185,094	165,949,086	166,185,094	165,776,863
Effect of dilutive securities:
Dilutive common shares (1)	39,763,577	—	39,728,299	—
Weighted-average common shares outstanding - diluted	205,948,671	165,949,086	205,913,393	165,776,863
Net income (loss) attributable to Accelerant per common share:
Basic	$0.05	$(0.05)	$0.09	$(0.01)
Diluted	$0.04	$(0.05)	$0.07	$(0.01)
(1) Potential dilutive common shares consist of all of our convertible preference shares and certain of our share-based compensation options described in Note 11. The potential common shares excluded from the calculation of potential diluted shares outstanding were 17,382,748 and 17,418,027 shares for the three and six months ended June 30, 2025, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive. The potential common shares excluded from the calculation of potential diluted shares outstanding were 11,478,379 shares for the three and six months ended June 30, 2024, respectively. Such potential common shares solely related to share options granted and outstanding described in Note 11.

13. Income taxes
For the three months ended June 30, 2025 and 2024, our effective tax rates were 41.3% and (114.0)%, respectively. For the six months ended June 30, 2025 and 2024, our effective tax rates were 44.7% and 192.2%, respectively. We use the estimated annual effective tax rate method for calculating our tax provision in interim periods, which reflects our best estimate of the effective tax rate expected for the full year. The effective tax rates in both periods were impacted by taxable income subject to tax in certain jurisdictions, losses incurred in zero tax rate jurisdictions and valuation allowances offsetting available carry-forward losses in certain jurisdictions.
In March 2025, the Board of Directors of Accelerant Holdings and certain intermediary holding companies (together, the "Holding Companies") approved a change in the Holding Companies' tax residency from the Cayman Islands to the UK. Upon becoming UK tax residents, the Holding Companies began to benefit from operational efficiencies including, but not limited to, lower withholding tax rates applicable to dividend distributions from certain US subsidiaries under the US-UK tax treaty. In addition, the aggregate income (loss) of the Holding Companies became subject to UK income tax effective as of the March 2025 date of change to UK tax residency. To the extent that the Holding Companies have incremental income it will generate additional UK tax expense and, conversely, to the extent that there are any incremental losses, income tax benefits will be generated to the extent that there is current or projected taxable income available in our UK operations. Over the remainder of 2025, we expect incremental benefits to emerge due to the Holding Companies’ projected expense base and, therefore, our effective tax rate for the year ended December 31, 2025 is expected to fall below those reported in previous years when such expenses were incurred in the Cayman Islands (a zero tax rate jurisdiction).
The relationship of our income tax expense to pre-tax income (loss) is atypical because our taxable income has predominately been generated in the US, UK, Ireland, and Puerto Rico resulting in income tax expense in those jurisdictions (entities in such jurisdictions are referred to as “tax-paying entities”).
Meanwhile, we have incurred operating losses in zero tax rate jurisdictions (such as in our corporate and reinsurance entities in the Cayman Islands) resulting in no income tax benefit. We have also incurred pre-tax operating losses in Belgium and other jurisdictions where we have generated cumulative operating losses; however, in each of those cases, a valuation allowance has been recorded against the corresponding deferred tax assets (entities in these two types of jurisdictions are referred to as “non-tax paying entities”).
Taxable losses in one jurisdiction generally cannot be applied to offset earnings in another. In certain other jurisdictions, losses in one entity may not be used to offset taxable income generated by another entity in that same jurisdiction.
The composition of our effective tax rates among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total effective tax rate, were as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
Income (loss) before income taxes	$42.8	$(20.5)	$22.3	$39.9	$(44.2)	$(4.3)
Income tax expense	(9.2)	—	(9.2)	(4.9)	—	(4.9)
Effective tax rate	21.5%	—	41.3%	12.3%	—	(114.0)%

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
Income (loss) before income taxes	$97.0	$(59.0)	$37.8	$71.2	$(63.5)	$7.7
Income tax expense	(16.9)	—	(16.9)	(14.8)	—	(14.8)
Effective tax rate	17.4%	—	44.7%	20.8%	—	192.2%

14. Other assets
Other assets consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Net deferred tax assets	$58.4	$51.6
Commission income receivable	30.3	28.3
Funds withheld by reinsurers	18.9	18.2
Deferred offering costs (1)	18.9	16.0
Prepaid expenses	14.2	11.8
Related party receivables (refer to Note 16)	7.3	7.6
Prepaid retrocession premium	4.9	5.3
Other	36.5	82.9
Total	$189.4	$221.7
(1) These costs were deferred pending the completion of the Company’s IPO which was completed on July 25, 2025. Such amounts will be reclassified and offset from the net proceeds resulting from the IPO within additional paid in capital in the third quarter 2025 financial statements.
15. Accounts payable and other liabilities
Accounts payable and other liabilities consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Premium tax payables	$48.6	$53.7
Commission refund liabilities	44.8	38.8
Deposit liabilities	29.7	43.9
Trade payables	10.0	13.8
Corporation tax payable	10.9	4.4
Accrued expenses and other	136.0	97.4
Total	$280.0	$252.0
16. Related party transactions
As of June 30, 2025 and December 31, 2024, the outstanding balance of short-term financing by the Company to Accelerant Holdings LP was $7.3 million and $7.6 million, respectively. This balance is unsecured, interest free, has no fixed date of repayment and is repayable on demand.
As of June 30, 2025 and December 31, 2024, we had accounts payable of $0.5 million and $0.9 million, respectively, to Accelerant Holdings LP, primarily related to legal costs.
For the three months ended June 30, 2025, we had an income statement benefit of $1.4 million related to the contractual adjustment of previously accrued expenses incurred with Altamont Capital Management LLC ("ACM"), an affiliate. For the six months ended June 30, 2025, we incurred $0.7 million of advisory fees and expenses with ACM. For the three months ended June 30, 2024, we had an income statement benefit of $0.8 million related to a reversal of previously accrued expenses incurred with ACM. This adjustment fully offset fees of $0.8 million incurred for the three months ended March 31, 2024.
As referenced in Note 1, the Company agreed to terminate the existing management services agreement between Accelerant Holdings LP and Altamont Capital Management, LLC, dated February 19, 2019 (the “MSA”), which previously set out terms on which, among other things, the Company had compensated Altamont Capital Management, LLC for its services. During July 2025, the Company agreed to pay Altamont Capital a one-time termination fee of $25 million upon the successful consummation of its IPO, at which point the MSA was terminated. Such fee and related expense will be reflected in the Company’s third quarter 2025 financial statements.

17. Commitments and contingencies
Litigation
We are occasionally a party to routine contractual disputes impacting receivables, claims (re)insurance contracts or litigation incidental to our business. We do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition, or results of operations.
Contingencies arise in the normal conduct of our operations and are not expected to have a material effect on our financial condition or results of operations. However, adverse outcomes are possible and could negatively affect our financial condition and results of operations.
Unfunded investment commitments
As of June 30, 2025, we had unfunded commitments of $8.8 million in respect of our limited partnership investments. Refer to Note 4 for additional information.
18. Subsequent events
Initial Public Offering
As further described in Note 1, the Company completed its IPO on July 25, 2025.
Step acquisition of Agribusiness Risk Underwriters
On July 22, 2025, we executed an agreement to purchase the remaining 25% equity interests of Agribusiness Risk Underwriters ("ARU") that we did not previously own for consideration of 1,833,481 of our Class A common shares. The transaction closed on August 26, 2025 and will be recorded in our third quarter 2025 financial statements as a step acquisition that will be reflected as an equity transaction since we previously consolidated the results of ARU. The excess of the purchase consideration compared to the recorded value of the non-controlling interests will be reflected as a reduction to additional paid-in capital.
Enactment of new US tax legislation
On July 4, 2025, the US enacted the budget reconciliation package H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which includes a number of income tax provisions, among others. The Company is still analyzing any potential impact of the tax provisions in the OBBBA but does not expect these provisions to have a material impact on the Company's results from operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and our results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the "Prospectus"). This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and "Risk Factors" in the Prospectus. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Accelerant Holdings, together with its subsidiary companies, connects Members with Risk Capital Partners through its Risk Exchange. The Company, together with its Risk Capital Partners, provides property and casualty insurance to policyholders via its network of Members, which are typically MGAs. The Company focuses on small-to-medium sized commercial clients primarily in the US, EU, Canada and the UK.
Significant Events and Transactions
Effects of the IPO on Our Corporate Structure
The following description of the IPO and related transactions have been included herein given their significance, however, given they occurred subsequent to June 30, 2025, the effects are not reflected in our condensed consolidated financial statements. The following transactions will be reflected in our third quarter 2025 condensed consolidated financial statements.
On July 25, 2025, the Company completed its IPO and issued and sold 20,276,280 Class A common shares at a public offering price of $21.00 per share, resulting in net proceeds of $393.4 million after deducting the underwriting discounts and commissions and estimated offering costs of $9.0 million. Certain of the Company's pre-existing investors participated in the offering as selling shareholders and sold 19,354,044 Class A common shares at the IPO price for which the Company received no proceeds.
The Company used a portion of the net proceeds from the IPO to fund the redemption of the Class C convertible preference shares for $175.3 million in cash (as all holders of the Class C convertible preference shares elected to redeem their shares at the date of its IPO) and to fund a one-time $25.0 million termination fee to an affiliate of Altamont Capital Partners. The remaining proceeds are expected to be used to support the continued growth of our business and other general corporate purposes.
As discussed in Note 20 to our audited consolidated financial statements, the Company previously issued profits interest awards to certain officers and employees in the form of Accelerant Holdings LP partnership shares and incentive units (the "profit interest awards"). The profit interest awards required achievement of certain return thresholds and continuous service for the officers and employees to receive distributions (such as a significant increase in the valuation of the Company as realized through a market event, like an IPO). Compensation cost associated with these profit interest awards could only be recorded to the extent payment was reasonably estimable and probable, as well as giving consideration to service requirements. Prior to the IPO, no related compensation cost was recognized because, for accounting purposes, an IPO cannot be assessed as probable until it occurs. However, at the time of the IPO, the Company recognized $1.38 billion of non-cash stock-based compensation expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 Class A common shares of the Company held by Accelerant Holdings LP to certain officers and employees of the Company that fully vested upon the IPO. The ultimate settlement of the profit interest awards was equity neutral as the contribution of the shares to officers and employees was reflected as a capital contribution to the Company by Accelerant Holdings LP in an equal and offsetting amount to the associated non-cash compensation expense.
In connection with the IPO, to align the long-term interests of certain officers and employees with those of the Company, 2,381,858 restricted stock units (RSUs) and 26,205,555 Class A common share options were granted. In each subsequent reporting period, we expect to recognize a non-cash compensation expense equal to the fair value of the restricted common shares and share options of the Company at the date of grant that subsequently vest and become unrestricted. The compensation expense may be material to the Company's income to each interim and annual period.
Refer to Note 1 to our interim condensed consolidated financial statements for additional information.

Upsizing of Flywheel Re
During the second quarter of 2025, Flywheel Re completed a capital raise from new and existing institutional investors to extend and upsize its capacity to support business assumed.
Overview of Accelerant
We operate a data-driven risk exchange that connects selected specialty insurance underwriters (the “supply side” of our platform) with Risk Capital Partners (the “demand side” on our platform). Our Risk Exchange reduces information asymmetries and operational barriers present in the traditional insurance value chain by leveraging proprietary technology to share actionable high-fidelity data and insights with platform participants.
The Accelerant Risk Exchange simplifies the traditional insurance value chain which is fragmented, costly, and inflexible. Legacy technology, excessive intermediation, and misaligned incentives cause data leakage, high costs, and wasted resources for participants. Our technology-powered platform addresses these issues by connecting our Members, and Risk Capital Partners, including insurers, reinsurers, and institutional investors. On the supply side of our Risk Exchange, we deliver a full service offering to our Members that includes insights and analytics, distribution management, operational resources, and the commitment of stable underwriting capacity. Our offerings free our Members to focus on growing their businesses through their core expertise of profitable underwriting. On the demand side of our Risk Exchange, we offer Risk Capital Partners an attractive, validated, and diversified portfolio of specialty insurance premium that may otherwise be difficult to access elsewhere. Risk Capital Partners who provide capacity through our Risk Exchange pay us fees to source, manage, and monitor risks on their behalf that recur when the underlying policies renew.
By harnessing our proprietary technology, access to data, and industry experience, we believe we have created the future marketplace of the specialty insurance industry. As of June 30, 2025, we had 248 Members and 98 Risk Capital Partners on our platform and we have grown Exchange Written Premium at a 207% compounded annual growth rate since inception. As we mature and continue to scale our business, we expect our annual growth rate to moderate.
Our Members (“Supply Side” of the Risk Exchange)
The vast majority of our Members are independent third parties in which Accelerant has no ownership stake. We refer to these Members as “Independent Members.” Each Independent Member enters into a long-term contract with Accelerant where it agrees to underwrite certain types of policies through the Risk Exchange. Generally, these contracts are five years in duration and subject to annual renewal, with Accelerant retaining a right to terminate early for performance reasons. For a large majority of the gross written premium produced by Independent Members, Accelerant has an exclusive arrangement to write such policy types with the Independent Member. Additionally, Accelerant has the right of first refusal to offer on the Risk Exchange any new products an Independent Member may launch.
The remaining Members consist of “Mission Members” and “Owned Members.” Mission Members are Members started within Mission Underwriters, our MGA incubation platform. With Mission Underwriters, we support entrepreneurial specialty underwriters with start-up capital and operational tools and resources to form their own MGAs that are then jointly owned by Mission Underwriters and the specialty underwriters. Our primary means of identifying such underwriters is our reliance on the Accelerant management team’s knowledge of the specialty insurance markets, which includes reliance on certain historical metrics (such as loss ratios) from their underwriting track records at reputable incumbent institutions and, generally, prospective underwriters’ reputations among the industry, leveraging our experience and tenure in the space. Such knowledge includes an awareness of high-quality underwriters in these markets. Mission Underwriters attracts specialty underwriters with its independence, turnkey back office, and equity incentivization combined with the overall Accelerant value proposition. We supplement this market awareness with arrangements with a number of specialist recruiters that seek out underwriters that match our desired profile. While our ongoing recruitment efforts will continue to be important as we grow, we do not currently expect any associated recruitment costs to increase materially over time. Mission Underwriters owns the majority of the MGAs that it helped to create, with meaningful equity shared with management teams based on the performance of their MGA. Owned Members are Members in which we either have a minority ownership interest or controlling equity interest. Typically, our investments in Owned Members take the form of an initial minority ownership interest and a contractual call option for a controlling equity ownership interest over time. In all but two instances, these investments took place within 40 weeks after an MGA joined the platform.
The gross premium written by Independent Members and placed through the Risk Exchange is referred to as “Independent Premium.” The gross premium written by Mission Members and Owned Members and placed through the Risk Exchange is referred to as “Owned Premium.” Historically, Independent Premium has comprised the large majority of Exchange Written Premium and we expect this trend to continue over time.

Members and Exchange Written Premium Detail

	Three Months Ended June 30,
	2025		2024
($ in millions)	# of Members	Exchange Written Premium	# of Members	Exchange Written Premium
Independent Members	201	$759.3	142	$527.5
Mission Members	31	199.6	27	137.6
Owned Members	16	113.4	17	91.7
Total	248	$1,072.3	186	$756.8

	Six Months Ended June 30,
	2025		2024
($ in millions)	# of Members	Exchange Written Premium	# of Members	Exchange Written Premium
Independent Members	201	$1,473.2	142	$941.4
Mission Members	31	373.5	27	218.7
Owned Members	16	210.8	17	180.5
Total	248	$2,057.5	186	$1,340.6
Our Risk Capital Partners (“Demand Side” of the Risk Exchange)
Currently, our Risk Capital Partners include third-party insurance companies, reinsurance companies, and institutional investors. As of June 30, 2025, 14 Risk Exchange Insurers accessed gross premium written directly from the Risk Exchange (on a primary insurance basis) rather than via reinsurance from Accelerant Underwriting, accounting for 23% of the premium written on the Risk Exchange for the six months ended June 30, 2025.
We refer to gross written premium written directly on behalf of Risk Exchange Insurers as “Third-Party Direct Written Premium.” All premiums written by Accelerant Underwriting, including that which is ultimately reinsured to institutional investors and third-party reinsurers, is referred to as “Accelerant GWP.” We expect the premium placed with Risk Exchange Insurers will increase in coming years, and as a result, the contribution from Third-Party Direct Written Premium will continue to increase. This is expected to lead to less overall revenue growth in our Underwriting segment, but more direct commission income within our Exchange Services segment.
For Accelerant Underwriting, we have historically targeted reinsuring approximately 90% of our gross premium written to institutional investors and third-party reinsurers, with Accelerant retaining approximately 10% of the risk associated with these gross premiums written, which we believe demonstrates alignment with our Risk Capital Partners. For the trailing twelve months ended June 30, 2025, Accelerant-Retained Exchange Premium represented 6% of Exchange Written Premium.

Our Business Model
We operate our business across three reportable segments – Exchange Services, which is the core offering of Accelerant, as well as MGA Operations and Underwriting. Exchange Services and MGA Operations are both fee-based businesses. Underwriting captures the net ceding commission income from reinsurers and Flywheel Re and net underwriting profit from retained business that is written or assumed by Accelerant Underwriting.
•Exchange Services: The Exchange Services segment includes the revenue and expenses associated with our Risk Exchange. The Risk Exchange is our operating platform that incorporates all of our technology, data ingestion, and agency operations that serve the needs of our Members and Risk Capital Partners. Risk Capital Partners writing premiums directly through the Risk Exchange pay us a fixed-percentage, volume-based fee for sourcing, managing and monitoring the business they write, which is netted by the amount the Risk Exchange pays in performance-based commissions to Members.
•MGA Operations: This segment reports all revenue and expenses from Mission Members and Owned Members in which we have majority ownership positions. Equity method accounting is used for Owned Members in which we have a minority equity ownership interest. The largest component of the segment is our investment in the 31 Mission Members as of June 30, 2025. There are 16 Owned Members as of June 30, 2025, of which, nine are majority-owned and controlled by us and therefore consolidated in our financial statements.
•Underwriting: Our Underwriting segment includes all revenue and expenses associated with our Accelerant Underwriting companies (each of which solely operates through the Risk Exchange) and reinsurance company. We view the Underwriting segment as a strategic capability and source of operational flexibility and alignment with current and prospective Risk Capital Partners. Accelerant Underwriting earns premiums and pays losses from business sourced and retained through the Risk Exchange. Accelerant Underwriting pays commissions to the Risk Exchange as consideration to access this business on market-consistent terms with Risk Exchange Insurers. This is offset by the ceding commission we receive from several third-party reinsurers including Flywheel Re, a reinsurance sidecar, for ceding premium and losses to them. The performance of our Underwriting segment will vary with the performance of the portfolio reinsured to Risk Capital Partners. We expect the portion of Risk Exchange premium underwritten by Accelerant Underwriting to decrease over time, relative to other segments, as Risk Exchange Insurers increase in number and grow their premium written through our Risk Exchange.
A high-level view of our business model is included below (based on activity for the twelve months ended June 30, 2025)(4):
Notes:
(1) Calculated as Exchange Services direct commission income divided by Exchange Written Premium.
(2) Calculated as MGA Operations direct commission income ($191.3 million), net investment income ($4.2 million), net realized gains on investments ($3.4 million), and net unrealized losses on investments ($0.5 million) divided by Exchange Written Premium attributable to Mission Members and Owned Members.
(3) Calculated as net earned premium and the amortization of deferred excess ceding commission income, reduced by net losses and the amortization of DAC, plus net investment income and net realized gains and net unrealized gains (losses) on investments expressed as a percentage of total Underwriting gross earned premium, excluding operating expenses.

(4) The table above references amounts for the trailing twelve months ended June 30, 2025 herein. The GAAP to non-GAAP reconciliation for this period can be derived using amounts presented above for the year ended December 31, 2024 less amounts reported for the six months ended June 30, 2024 to arrive at the six months ended December 31, 2024, which can be added to the results for the six months ended June 30, 2025 to arrive at amounts for the trailing twelve months ended June 30, 2025.
Key Factors that Could Affect Our Performance
Ability to Maintain and Grow Our Member Base
We believe there is a significant opportunity to attract new Members to the Risk Exchange and grow our existing Members. This is impacted by our ability to continue to deliver a holistic and compelling value proposition. We believe that existing and prospective Members will continue to be drawn to the Risk Exchange, and the growth of Members facilitated by our strong Member-centric service model, high value-add data and analytics capabilities, and ability to provide stable multi-year capacity.
Access to Third-Party Capital Providers to Support Members
Our future revenue growth also depends, in part, on our ability to expand our relationships with new and existing third-party capital providers to meet the growth of gross premiums sourced by our Members. We believe that the low-hazard, low-limit specialty business that we source from our Members will continue to attract these Risk Capital Partners. Since 2019, we have grown our Risk Capital Partners from two to 98 as of June 30, 2025. As of June 30, 2025, we had 14 Risk Exchange Insurers.
Sourcing a Portfolio with Sustainable Loss Ratios
Our ability to maintain the support of Risk Capital Partners depends, in part, on maintaining an attractive ratio of gross premiums to gross losses and gross commissions that Risk Capital Partners pay to the Risk Exchange. We believe the historic quality of the portfolio written by our Members is reflected by the gross loss ratios of 51.8% and 53.5% for the six months ended June 30, 2025 and 2024, respectively. We intend to leverage our data and analytics capability and our team of expert underwriters to continue to produce a portfolio with increasing diversification and attractive risk/return characteristics for our Risk Capital Partners.
Investing in Technology Platform Capabilities
We continue to invest in our Risk Exchange to add capabilities and enhance the overall user experience of Risk Exchange participants and deepen our analytical and underwriting insights. Our ability to successfully attract high-quality specialty underwriters and risk capital depends on our ability to continue to develop value from our technology platform. We may choose to increase our level of investment in technology from past levels to enhance the platform capabilities and our competitive position. We believe that our ability to deliver platform capabilities that our Risk Exchange participants perceive as unique will continue in the future.
Costs of Being a Public Company
As we begin to operate as a public company, we will be required to continue to implement changes in certain aspects of our business and develop, manage, and train employees to comply with ongoing public company requirements. We will also incur new expenses as a public company, including public reporting obligations, proxy statements, shareholder meetings, stock exchange fees, transfer agent fees, SEC and Financial Industry Regulatory Authority ("FINRA") filing fees and offering expenses.
Key Components of Our Results of Operations
Revenue
Ceding commission income
We cede a significant portion of the premiums written on behalf of Accelerant Underwriting to third-party reinsurance companies or institutional investors through Flywheel Re. This generates positive ceding commissions which are recorded as a reimbursement for (and reduction of) the acquisition costs related to the reinsurance portion of the ceded insurance business. Ceding commissions that are in excess of the proportionate share of the DAC of the business ceded are deferred and amortized over the same period in which the related premium is earned. The amortization of this excess ceding commission income is recorded as “Ceding commission income” in the consolidated statements of operations within revenue. Certain ceding commissions are subject to sliding scale adjustments based on the actual loss experience of covered insurance contracts, which can result in the need for us to refund previous commissions received, resulting in a reduction of income in the determined period, or conversely, result in incremental commissions and related income. These adjustments often occur well after the ceding commissions are earned based on the development of insurance liabilities. In such instances, commission adjustments are not subject to deferral and are instead recorded directly as income or loss when determined. Accordingly, in all cases, we adjust ceding commissions as of the reporting date for our best estimate of loss experience for reinsured insurance policies.
Direct commission income
Accounting treatment of direct commissions received in the Exchange Services and the MGA Operations segments depend on whether the direct commission is being paid on an intercompany basis or by a third party.
Direct commissions paid by one Accelerant entity to another (referred to as “intercompany basis”) are required to be eliminated in consolidation pursuant to generally accepted accounting principles. These include fees paid by Accelerant Underwriting to the Risk Exchange, as well as commissions paid by the Risk Exchange to Mission Members and/or to Owned Members. These intercompany direct commissions are recognized under “Direct commission income” in our consolidated statements of operations under the segment to which they relate and are fully recognized by the segment when the services and related performance obligations are completed.
While these intercompany basis commissions are all eliminated on a consolidated basis, we nevertheless derive a significant economic benefit from these commissions. Unlike third parties, which bear the costs of the services performed by the Risk Exchange in the form of cash payments, we do not bear the cost of such services once fully eliminated, resulting in less commission amortization expense over the insurance policy term. This has the practical effect of increasing consolidated earnings as the corresponding premiums are earned. Direct commission income paid by third parties in the Exchange Services or MGA Operations segments are fully recognized in the current period under “Direct commission income” in the statement of operations, to the extent that the underlying services and performance obligations to which they relate have been performed. As more business is written by Risk Exchange Insurers, we expect a higher proportion of direct commission income to be recognized on a consolidated basis (instead of being subject to elimination on an intercompany business basis, as discussed above).
Net earned premiums
Net earned premiums represent the earned portion of GWP placed with Accelerant Underwriting companies, less the portion of our GWP that is ceded to third-party reinsurers under our quota share and excess of loss reinsurance agreements. Premiums are earned in proportion to the amount of insurance protection provided over the term of the insurance contract. Unearned premiums represent the portion of premiums written applicable to the unexpired term of the related policy.
Net investment income
Net investment income represents interest earned from fixed maturity securities, short-term securities and other investments. Dividends on equity securities and other investments are also included in net investment income. Interest, dividend income and amortization of fixed maturity market premiums and discounts related to these securities are recorded in net investment income, net of investment management and custody fees. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio.
We have certain unconsolidated investments within our MGA Operations segment and we account for these investments under the equity method, whereby we record our proportionate share of income or loss from such investments within net investment income, or the measurement alternative accounted for at fair value based on observable price changes or impairment. Any decline in value of equity method investments considered by management to be other than temporary is charged to income in the period in which it is determined.
Net realized and unrealized gains (losses) on investments
Our equity securities primarily consist of interests in investment funds that primarily invest in debt securities. The equity securities are measured at fair value with changes in fair value recognized in net realized and unrealized gains (losses) on investments. Realized gains and losses on disposition of investments are based on specific identification of investments sold.
We hold other investments such as limited partnership and private equity investments in operating entities whereby we elected the measurement alternative to carry such investments at cost, less any impairment and to mark to fair value when observable prices in identical or similar investments from the same issuer occur with changes in fair value recognized in net unrealized gains on investments.

Expenses
Losses and LAE
The reserves for losses and LAE include estimates for unpaid claims and claim expenses on reported losses as well as estimates of losses incurred but not reported (“IBNR”), net of reinsurance. These reserves represent our best estimates of the unpaid portion of ultimate costs of all reported and unreported losses incurred through the balance sheet date, and these estimates are based upon the assumption that past developments are an appropriate indicator of future events, among other factors. The reserves are based on individual claims, case reserves and other estimates reported, as well as actuarial estimates of ultimate losses.
Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. Ultimate losses are estimates and may vary materially from the amounts provided in the consolidated financial statements. These estimates are reviewed regularly. As experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in our consolidated statements of operations in the period in which they become known and are accounted for as changes in estimates. The unpaid losses and LAE are presented on an undiscounted basis.
Amortization of deferred acquisition costs
Policy acquisition costs represent the costs directly related to the successful acquisition of new and renewal insurance contracts. The costs are deferred and amortized over the same period in which the related premiums are earned. These costs principally consist of commissions, fees, brokerage, premium tax expenses, and direct agency costs. The amounts presented within the consolidated balance sheets pertain to the DAC associated with the retained portion of insurance policies we issue, as the acquisition costs associated with the ceded portion of the insurance policies are offset by ceding commissions received from our reinsurance providers. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable deferred policy acquisition costs, if any, are expensed in the period identified.
General and administrative expenses
General and administrative expenses primarily consist of salaries, employee benefits and other general operating expenses, and are expensed as incurred. Generally, we expect our distribution, underwriting, and claims operating expenses to be most closely tied to growth of our membership and Risk Exchange premium volume. However, these and other functions within the Risk Exchange (including costs of supporting the development of the Risk Exchange), and our other segments have large, fixed-cost components that we believe will increase operating leverage as gross premiums continue to grow.
Interest expenses
Interest expenses primarily relate to amounts paid on the Company's debt financing obligations, including amortized debt issuance costs.
Depreciation and amortization
Depreciation and amortization expenses primarily relate to amortization of capitalized technology development costs, as well as amortization of intangible assets associated with acquisitions of businesses (including investments in Owned Members).
Other expenses
Other expenses represent costs related to our non-core business operations, primarily related to our global enterprise resource planning system and integrated financial reporting systems, charges related to share-based compensation, and legal and advisory costs in connection with corporate development activities including mergers and acquisitions, capital raising activities and entity formations that support our growing business.
Income tax expense
The provision for income tax consists of current and deferred tax expense. The calculation of current and deferred tax expense is based on tax rates and tax laws which have been enacted in the reporting period. Deferred tax assets and liabilities, result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of assets and liabilities used in the various jurisdictional tax returns.

As of June 30, 2025, we had net deferred tax assets of $57.1 million and also apply full valuation allowances to certain of our deferred tax assets of unutilized net operating losses (“NOLs”) and outside basis differences in partnership investments. The NOLs and outside basis differences predominantly arose from start-up losses on certain operating locations that drove significant taxable losses in the early stages of operations.
Key Operating and Financial Metrics
We regularly review key operating and financial metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Our key operating and financial metrics include operational, GAAP and non-GAAP financial measures which are useful in evaluating our performance and our GAAP financial results discussed below.
As further discussed in “Segment Information — Consolidation and Elimination Adjustments” our consolidated results are subject to consolidation and elimination adjustments with respect to transactions among the businesses within our segments, notably between the Risk Exchange and Accelerant-owned insurance companies. We view the Adjusted EBITDA generated by our segments as representative of the economics that each would generate if they were independent companies and if the intersegment transactions were with third parties.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless indicated)	2025	2024	2025	2024
Number of members	248	186	248	186
Number of MGA Operations members	47	44	47	44
Net revenue retention	151%	135%	151%	135%
Exchange written premium(2)	$1,072.3	$756.8	$2,057.5	$1,340.6
Accelerant direct written premium(2)	73%	90%	77%	90%
Third-party direct written premium(2)	27%	10%	23%	10%
Accelerant-retained exchange premium(2)	6%	11%	6%	11%
Exchange written premium growth rate(2)	42%	83%	53%	78%
Total revenues	$219.1	$130.1	$397.1	$258.2
Income (loss) before income taxes	$22.3	$(4.3)	$37.8	$7.7
Net income (loss)	$13.1	$(9.2)	$20.9	$(7.1)
Non-GAAP financial measures(1)
Adjusted EBITDA(1)	$63.5	$13.0	$106.3	$40.5
Adjusted EBITDA margin(1)	29%	10%	27%	16%
(1) Refer to “—Reconciliation of Non-GAAP financial measures” section for details on how non-GAAP measures are defined and reconciled to GAAP measures.
(2) See the definitions of Exchange Written Premium, Accelerant Direct Written Premium, Third-Party Direct Written Premium, Accelerant-Retained Exchange Premium, and Exchange Written Premium Growth Rate below for explanation of calculations and metrics.
Number of Members
We define the number of Members as those under contract with our Risk Exchange as of the period end date. We view the number of Members as an important metric to assess our financial performance because Member growth drives our revenue from fees, commissions, and net retained premiums; expands brand awareness and our market penetration; and generates additional data to continue to attract more risk capital and accelerate the compounding momentum of our platform.
As of June 30, 2025, we had 248 Members. These Members wrote $2.06 billion of Exchange Written Premium for the six months ended June 30, 2025. Of our 248 Members, 31 are Mission Members, 16 are Owned Members, and 201 are Independent Members. Of the $2.06 billion in Exchange Written Premium for the six months ended June 30, 2025, 77% was written by Accelerant Underwriting as Accelerant Direct Written Premium and 23% was written by our 14 Risk Exchange Insurers as Third-Party Direct Written Premium.
Number of MGA Operations Members
We define the number of MGA Operations members as the number of Mission Members and Owned Members under contract with the Risk Exchange as of the period end date.

Net Revenue Retention
We define Net Revenue Retention, expressed as a percentage, as the current period’s Exchange Written Premium for Members that were actively writing Exchange Written Premium in the comparable period divided by these same Members’ prior-period Exchange Written Premium. This measure demonstrates an aggregate measure of the net growth of Exchange Written Premium from previously onboarded Members.
Exchange Written Premium
We define Exchange Written Premium as the total GWP written through the Accelerant Risk Exchange, including both gross premiums written on behalf of Accelerant Underwriting and written directly on behalf of Risk Exchange Insurers.
Accelerant Direct Written Premium
We define Accelerant Direct Written Premium, expressed as a percentage of Exchange Written Premium, as the GWP written directly by Accelerant Underwriting, the majority of which we cede directly to Risk Capital Partners through our reinsurance arrangements.
Third-Party Direct Written Premium
We define Third-Party Direct Written Premium, expressed as a percentage of Exchange Written Premium, as the GWP written directly with our Risk Exchange Insurers.
Accelerant-Retained Exchange Premium
We define Accelerant-Retained Exchange Premium, expressed as a percentage, as Accelerant GWP net of ceded written premium for the trailing twelve month period, divided by total Exchange Written Premium for the trailing twelve month period. This represents the percentage of total Exchange Written Premium that Accelerant-owned insurance companies retain relative to total written premiums. We expect this retained portion of Exchange Written Premium in the aggregate to decrease over time as Exchange Written Premium is increasingly written with existing and new Risk Exchange Insurers.
For the six months ended June 30, 2025, Accelerant Underwriting reinsured 95% of Accelerant GWP to third-party reinsurers. Of this amount, 32% of our Accelerant GWP was ceded to Flywheel Re during the six months ended June 30, 2025.
Exchange Written Premium Growth Rate
We define Exchange Written Premium Growth Rate, expressed as a percentage, as the increase in Exchange Written Premium in the current period compared to Exchange Written Premium from the comparable period in the prior year period. It is calculated as the difference between the current period's Exchange Written Premium and the comparable prior period's Exchange Written Premium, divided by the Exchange Written Premium of the prior period. This metric provides insight into the growth trajectory of our premium volumes generated through our Risk Exchange and serves as a key indicator of business expansion, Member acquisition, and existing Member growth.
Total Revenues
Total revenues consist of the following items: Ceding commission income; Direct commission income; Net earned premiums; Net investment income; Net realized gains on investments and Net unrealized (losses) gains on investments.
Reconciliation of Non-GAAP financial measures
Adjusted EBITDA and Adjusted Net Income (Loss)
Adjusted EBITDA and Adjusted Net Income (Loss) are non-GAAP measures, which we believe should be used to evaluate our financial performance by excluding certain items that are related to our non-core business operations and therefore are not considered to be directly attributable to our underlying operating performance. Adjusted EBITDA and Adjusted Net Income (Loss) are internal performance measures used in the management of our operations. We believe that disclosing Adjusted EBITDA and Adjusted Net Income (Loss) enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our underlying business performance. Adjusted EBITDA and Adjusted Net Income (Loss) should not be used as substitutes for net income (loss), and other companies may define Adjusted EBITDA and Adjusted Net Income (Loss) differently than we do.

We define Adjusted EBITDA as GAAP net income (loss) less the impact of depreciation and amortization, interest expenses, income tax expenses and the following items:
•Other expenses: Represents costs related to our non-core business operations, primarily related to our global enterprise resource planning system and integrated financial reporting systems, charges related to share-based compensation, and legal and advisory costs in connection with corporate development activities including mergers and acquisitions, capital raising activities and entity formations that support our growing business.
•Net foreign currency exchange gains (losses): The functional currency for each of our operating subsidiaries is generally the currency of the local operating environment. Transactions in currencies other than the local operation’s functional currency are remeasured into the functional currency, and the resulting foreign exchange gains or losses are reflected in net foreign currency exchange gains (losses). Such gains and losses are generally offset by the translation of our subsidiaries who have the corresponding reinsurance-related balances within their own functional currencies, whereby such effects are translated to other comprehensive income, yielding a much lower net impact on total comprehensive income and equity.
We define Adjusted Net Income (Loss) as GAAP net income (loss) less the impact of other expenses and the tax effect of the adjustments for other expenses.
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin, a non-GAAP financial measure, as Adjusted EBITDA divided by total revenue. Adjusted EBITDA margin is an internal performance measure used in the management of our operations.
Adjusted EBITDA and Adjusted EBITDA margin should not be considered substitutes for the reported results prepared in accordance with GAAP and should not be considered in isolation or as alternatives to GAAP net income or net (loss) as indicators of our financial performance. Although we use Adjusted EBITDA and Adjusted EBITDA margin as financial measures to assess the performance of our business, such use is limited because it does not include certain material costs necessary to operate our business. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as indications that our future results will be unaffected by unusual or non-recurring items. These non-GAAP financial measures, as determined and presented by us, may not be comparable to related or similarly titled measures reported by other companies. Set forth below are reconciliations of our most directly comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures on a consolidated basis.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$13.1	$(9.2)	$20.9	$(7.1)
Adjustments:
Other expenses (1)	16.2	9.6	30.4	18.2
Tax effect of adjustments to net income (loss) (2)	(0.7)	(1.1)	(2.2)	(2.0)
Adjusted net income (loss)	28.6	(0.7)	49.1	9.1
Adjustments:
Add back tax effect of adjustments to net income (loss)	0.7	1.1	2.2	2.0
Income tax expense	9.2	4.9	16.9	14.8
Interest expenses	2.5	3.0	5.1	6.0
Depreciation and amortization	8.3	5.5	15.7	10.4
Net foreign exchange losses (gains)	14.2	(0.8)	17.3	(1.8)
Adjusted EBITDA	$63.5	$13.0	$106.3	$40.5
Total revenues	219.1	130.1	397.1	258.2
Adjusted EBITDA margin	29%	10%	27%	16%
(1) Other expenses for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
System development non-operating costs	$3.6	$6.6	$8.2	$9.3
Professional costs related to corporate development activities	6.1	1.6	9.7	4.2
Share-based compensation	3.0	1.6	5.4	3.8
Mission profit interests expense	4.4	—	6.0	—
Individually insignificant (income) costs	(0.9)	(0.2)	1.1	0.9
Total other expenses	$16.2	$9.6	$30.4	$18.2
(2) The tax effect of other expenses adjustments to net income (loss) for each period presented were calculated using the statutory tax rates for each of our legal entities where the expenses were incurred, including certain non-taxing jurisdictions. The statutory tax rates used in the calculations were adjusted in instances where our legal entities have applied full valuation allowances to their respective deferred tax assets of unutilized NOLs. As such, the tax effect for the respective years varies based on the jurisdictional mix of where the expenses were incurred in each year.

Condensed Consolidated Results of Operations
The following tables reflect our consolidated results of operations for the three and six months ended June 30, 2025 and 2024 in the format that we use to analyze our financial performance. This information is derived from our interim condensed consolidated financial statements prepared in accordance with GAAP and included elsewhere in this Form 10-Q.
Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Accelerant Holdings
Condensed Consolidated Statements of Operations Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenues
Ceding commission income	$101.6	$59.1	$172.3	$124.1
Direct commission income	34.2	10.1	62.3	21.7
Net earned premiums	70.6	52.2	133.6	96.2
Net investment income	12.8	8.7	25.0	16.6
Net realized gains on investments	0.4	—	2.7	0.4
Net unrealized (losses) gains on investments	(0.5)	—	1.2	(0.8)
Total revenues	219.1	130.1	397.1	258.2
Expenses
Losses and loss adjustment expenses	51.3	43.2	96.5	71.9
Amortization of deferred acquisition costs	18.2	16.1	35.3	38.9
General and administrative expenses	86.1	57.8	159.0	106.9
Interest expenses	2.5	3.0	5.1	6.0
Depreciation and amortization	8.3	5.5	15.7	10.4
Other expenses	16.2	9.6	30.4	18.2
Net foreign exchange losses (gains)	14.2	(0.8)	17.3	(1.8)
Total expenses	196.8	134.4	359.3	250.5
Income (loss) before income taxes	22.3	(4.3)	37.8	7.7
Income tax expense	(9.2)	(4.9)	(16.9)	(14.8)
Net income (loss)	13.1	(9.2)	20.9	(7.1)
Adjustment for: Net (income) loss attributable to non-controlling interests	(4.3)	0.2	(5.6)	5.2
Net income attributable to Accelerant	$8.8	$(9.0)	$15.3	$(1.9)
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Ceding Commission Income
Ceding commission income of $101.6 million for the three months ended June 30, 2025 increased $42.5 million from the three months ended June 30, 2024 amount of $59.1 million as we continued to grow our premium base and the amount ceded to reinsurers. Ceding commission income for the three months ended June 30, 2025 and 2024 included an increase of $12.5 million and a reduction of $4.8 million, respectively, due to net sliding scale commission adjustments resulting from the loss experience of covered insurance contracts in the US.

Ceding commission income of $172.3 million for the six months ended June 30, 2025 increased $48.2 million from the six months ended June 30, 2024 amount of $124.1 million due to the continued growth in our premium base and the amount ceded to reinsurers. Ceding commission income for the six months ended June 30, 2025 and 2024 included an increase of $12.5 million and a reduction of $7.3 million, respectively, due to net sliding scale commission adjustments resulting from the loss experience of covered insurance contracts in the US.
The following table presents the amounts of ceding commissions deferred and amortized for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in millions)	2025	2024
Balance as of April 1,	$194.6	$128.0
Deferral of excess ceding commission income over deferred acquisition costs	142.5	86.8
Amortization of deferred excess ceding commissions to income	(101.6)	(59.1)
Foreign currency translation	(0.5)	(0.1)
Balance as of June 30,	$235.0	$155.6
The following table presents the amounts of ceding commissions deferred and amortized for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in millions)	2025	2024
Balance as of January 1,	$193.0	$120.4
Deferral of excess ceding commission income over deferred acquisition costs	215.7	156.0
Amortization of deferred excess ceding commissions to income	(172.3)	(124.1)
Foreign currency translation	(1.4)	3.3
Balance as of June 30,	$235.0	$155.6
The amortization of the excess deferred ceding commissions is recorded as “Ceding commission income” in our consolidated statements of operations.
Direct Commission Income
Direct commission income was $34.2 million and $62.3 million for the three and six months ended June 30, 2025, respectively, representing increases of $24.1 million and $40.6 million compared to the same periods in 2024 of $10.1 million and $21.7 million, respectively. These increases were, in each period, primarily driven by commissions from third-party insurers and increased volume in our Exchange Services and MGA Operations segments on business written with unaffiliated entities.
Additionally, the amount of our business between Accelerant-affiliated entities (including from Underwriting to Exchange Services and Exchange Services to MGA Operations) increased year-over-year. However, all transactions between affiliated entities are fully eliminated in our consolidated results of operations. A discussion of the impact of consolidation and elimination adjustments is further discussed below under “— Segment Information — Consolidation and Elimination Adjustments.”
Net Earned Premium
GWP was $911.3 million and $1.79 billion for the three and six months ended June 30, 2025, respectively, representing increases of $184.3 million and $507.2 million compared to the same periods in 2024 of $727.0 million and $1.28 billion, respectively. These increases were, in each period, primarily driven by new and existing Member growth. Since June 30, 2024, we have added 62 new Members, bringing the total number of Members to 248 as of June 30, 2025. This Member growth was driven by our continued expansion across all of our markets.

Net written premium was $18.8 million and $91.2 million for the three and six months ended June 30, 2025, respectively, representing decreases of $26.1 million and $9.3 million compared to the same periods in 2024 of $44.9 million and $100.5 million, respectively. These declines occurred despite growth in GWP primarily due to certain incremental quota-share reinsurance transactions executed during the three months ended June 30, 2025. The reinsurance transactions, which had commercially attractive terms, resulted in a lower Accelerant-Retained Exchange Premium of 6% for the trailing twelve months ended June 30, 2025. We expect our retained portion of Exchange Written Premium will normalize and trend back toward our historical averages of between 8% to 10% over future quarters.
Net earned premium was $70.6 million and $133.6 million for the three and six months ended June 30, 2025, respectively, representing increases of $18.4 million and $37.4 million compared to the same periods in 2024 of $52.2 million and $96.2 million, respectively. These increases were, in each period, driven by the growth in GWP, partially offset by the incremental quota-share reinsurance transactions referenced above that were executed during the three months ended June 30, 2025.
The table below shows the amount of premium written on a gross and net basis, as well as net earned premium for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Gross written premiums	$911.3	$727.0	$1,785.3	$1,278.1
Ceded written premiums	(892.5)	(682.1)	(1,694.1)	(1,177.6)
Net written premiums	$18.8	$44.9	$91.2	$100.5

Net earned premiums	$70.6	$52.2	$133.6	$96.2
Net Investment Income
Net investment income was $12.8 million and $25.0 million for the three and six months ended June 30, 2025, respectively, representing increases of $4.1 million and $8.4 million compared to the same periods in 2024 of $8.7 million and $16.6 million, respectively. The increases were, in each period, primarily driven by the increase in total average investments year-over-year. Refer to Note 4 to our interim condensed consolidated financial statements for additional information.
Net Realized Gains On Investments
Net realized gains on investments were $0.4 million and $2.7 million for the three and six months ended June 30, 2025, respectively, representing increases of $0.4 million and $2.3 million compared to the same periods in 2024. Refer to Note 4 to our interim condensed consolidated financial statements for additional information.
Net Unrealized (Losses) Gains On Investments
Net unrealized losses on investments were $0.5 million for the three months ended June 30, 2025, an increase of $0.5 million compared to the three months ended June 30, 2024. Net unrealized gains on investments were $1.2 million for the six months ended June 30, 2025 compared to net unrealized losses of $0.8 million for the six months ended June 30, 2024. Refer to Note 4 to our interim condensed consolidated financial statements for additional information.

Loss and Loss Adjustment Expenses
Net losses and LAE were $51.3 million and $96.5 million for the three and six months ended June 30, 2025, respectively, representing increases of $8.1 million and $24.6 million compared to the same periods in 2024 of $43.2 million and $71.9 million, respectively. These increases were, in each period, primarily driven by growth in our net earned premium base.
Gross incurred losses and LAE of $395.4 million and $778.2 million for the three and six months ended June 30, 2025 increased by $114.2 million or 41% and $262.3 million or 51%, respectively, compared to the same periods in 2024 of $281.2 million and $515.9 million, respectively, while ceded losses and LAE of $344.1 million and $681.7 million for the three and six months ended June 30, 2025 increased $106.1 million or 45% and $237.7 million or 54%, respectively, compared to the same periods in 2024 of $238.0 million and $444.0 million, respectively, under our external reinsurance program.
Our net loss ratio differs from the gross loss ratio (50.5% and 51.8% for the three and six months ended June 30, 2025, respectively, and 54.7% and 53.5% for the three and six months ended June 30, 2024, respectively) primarily due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which, in most cases, inures to the benefit of our Risk Capital Partners, supports our management of downside risk to large losses.
During the six months ended June 30, 2025, we incurred net catastrophe losses and LAE of approximately $2 million related to a series of wildfires in Southern California during January 2025 that resulted in gross losses of $34 million, partially reduced by $10 million in connection with a subrogation agreement entered into with a third party. The remaining gross losses of $24 million were offset by reinsurance recoveries of $22 million under our quota share treaties. Based on currently available information, we do not anticipate any further material change in our estimate related to the California wildfires.
See “Segment Information—Comparison of the three and six months ended June 30, 2025 and 2024—Underwriting” below for further information regarding our loss and loss adjustment expenses.
The table below reflects our net loss ratio for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Gross incurred loss and LAE	$395.4	$281.2	$778.2	$515.9
Ceded incurred loss and LAE	(344.1)	(238.0)	(681.7)	(444.0)
Net incurred loss and LAE	$51.3	$43.2	$96.5	$71.9
Net loss ratio	72.7%	82.8%	72.2%	74.7%
Amortization of Deferred Acquisition Costs
Amortization of DAC of $18.2 million for the three months ended June 30, 2025 increased by $2.1 million compared to the three months ended June 30, 2024 of $16.1 million due to the amortization of DAC from increased gross premium volumes offset by reduced retentions and a slight decrease in acquisition costs as a percentage of gross earned premium due to changes in the mix of products and related commissions that are capitalized.
Amortization of DAC of $35.3 million for the six months ended June 30, 2025 decreased by $3.6 million compared to the six months ended June 30, 2024 of $38.9 million due to a decrease in our retention rate of net earned premium, partially offset by growth in our business.
The following table presents the amounts of acquisition costs deferred and amortized for insurance business retained by us for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in millions)	2025	2024
Balance as of April 1,	$56.3	$52.8
Direct commissions and other acquisition costs on retained business	12.8	23.8
Amortization of deferred acquisition costs	(18.2)	(16.1)
Foreign currency translation	0.3	0.2
Balance as of June 30,	$51.2	$60.7

The following table presents the amounts of acquisition costs deferred and amortized for insurance business retained by us for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in millions)	2025	2024
Balance as of January 1,	$60.7	$53.0
Direct commissions and other acquisition costs on retained business	25.5	47.1
Amortization of deferred acquisition costs	(35.3)	(38.9)
Foreign currency translation losses	0.3	(0.5)
Balance as of June 30,	$51.2	$60.7
General and Administrative Expenses
General and administrative expenses were $86.1 million and $159.0 million for the three and six months ended June 30, 2025, respectively, representing increases of $28.3 million and $52.1 million compared to the same periods in 2024 of $57.8 million and $106.9 million, respectively.
For the three months ended June 30, 2025, the increase in general and administrative expenses was primarily attributable to increases in employee compensation and benefits, driven by growth in headcount to support our growth across all markets, and consulting and professional fees. For the six months ended June 30, 2025, the increase in general and administrative expenses was primarily attributable to increases in employee compensation and benefits, consulting and professional fees, and other administrative expenses.
The following table presents the components of general and administrative expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Employee compensation and benefits	$61.9	$43.3	$110.6	$80.7
Consulting and professional fees	19.0	10.4	32.2	20.2
Other administrative expenses (adjustments), net	5.2	4.1	16.2	6.0
Total general and administrative expenses	$86.1	$57.8	$159.0	$106.9
Interest Expenses
Interest expenses were $2.5 million and $5.1 million for the three and six months ended June 30, 2025, respectively, representing decreases, in each period, of $0.5 million and $0.9 million compared to the same periods in 2024 of $3.0 million and $6.0 million, respectively. The declines were primarily driven by lower interest rates year-over year.
Depreciation & Amortization
Depreciation and amortization expenses were $8.3 million and $15.7 million for the three and six months ended June 30, 2025, respectively, representing increases of $2.8 million and $5.3 million compared to the same periods in 2024 of $5.5 million and $10.4 million, respectively. These increases, in each period, were driven primarily by increased amortization of a larger balance of capitalized information technology development costs.
Other Expenses
Other expenses were $16.2 million and $30.4 million for the three and six months ended June 30, 2025, respectively, representing increases of $6.6 million and $12.2 million compared to the same periods in 2024 of $9.6 million and $18.2 million, respectively. The year-over-year increases were driven primarily by Mission profit interests expense, increases in professional costs related to corporate development activities, partially offset by decreases in system development non-operating expenses, including certain costs associated with supporting the development of accounting and financial reporting systems and Mission's policy administration system.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
System development non-operating costs	$3.6	$6.6	$8.2	$9.3
Professional costs related to corporate development activities	6.1	1.6	9.7	4.2
Share-based compensation	3.0	1.6	5.4	3.8
Mission profit interests expense	4.4	—	6.0	—
Individually insignificant (income) costs	(0.9)	(0.2)	1.1	0.9
Total other expenses	$16.2	$9.6	$30.4	$18.2
Net Foreign Exchange Losses (Gains)
Net foreign exchange losses were $14.2 million and $17.3 million for the three and six months ended June 30, 2025, compared to net foreign exchange gains of $0.8 million and $1.8 million for the three and six months ended June 30, 2024. As noted above, transactions in currencies other than the local operation’s functional currency are remeasured into the functional currency, and the resulting foreign exchange gains or losses are reflected in net foreign currency exchange gains (losses). Such gains and losses are generally offset by the translation of our subsidiaries who have the corresponding reinsurance-related balances within their own functional currencies, whereby such effects are translated to other comprehensive income, yielding a much lower net impact on total comprehensive income and equity.
Consistent with the explanation above, these losses were comprised of exposures from foreign currency denominated assets and liabilities primarily held in our reinsurance company due to the British Pound and the Euro strengthening against the US. Dollar. For the three and six months ended June 30, 2025, offsetting foreign exchange gains of $7.8 million and $10.3 million, respectively, were recognized in other comprehensive income related to foreign currency translation adjustments, compared to $2.3 million and $3.4 million, respectively, for the same periods in 2024. Also included were $3.2 million and $5.7 million of foreign exchange impacts related to unrealized gains (losses) on fixed maturity securities.
See "Foreign Exchange Currency Risk" below for further information regarding how we mitigate risks resulting from foreign exchange currency fluctuations.
Income Tax Expense
Income tax expense was $9.2 million and $16.9 million for the three and six months ended June 30, 2025 and 2024, respectively, representing increases of $4.3 million and $2.1 million compared to the same periods in 2024. Our consolidated effective tax rates (“ETRs”) were 41.3% and (114.0)%, respectively, for the three months ended June 30, 2025 and 2024, compared to 44.7% and 192.2%, respectively for the six months ended June 30, 2025 and 2024. However, the comparability of our tax expense and effective tax rates is often challenged due to the mix of taxable income subject to tax in certain jurisdictions, losses incurred in zero tax rate jurisdictions and valuation allowances offsetting available carry-forward losses in certain jurisdictions.
In March 2025, the Board of Directors of Accelerant Holdings and certain intermediary holding companies (together, the "Holding Companies") approved a change in the Holding Companies' tax residency from the Cayman Islands to the UK. Upon becoming UK tax residents, the Holding Companies began to benefit from operational efficiencies including, but not limited to, lower withholding tax rates applicable to dividend distributions from certain US subsidiaries under the US-UK tax treaty. In addition, the aggregate income (loss) of the Holding Companies became subject to UK income tax effective as of the March 2025 date of change to UK tax residency. To the extent that the Holding Companies have incremental income it will generate additional UK tax expense and, conversely, to the extent that there are any incremental losses, income tax benefits will be generated to the extent that there is current or projected taxable income available in our UK operations. Over the remainder of 2025, we expect incremental benefits to emerge due to the Holding Companies’ projected expense base and, therefore, our effective tax rate ("ETR") for the year ended December 31, 2025 is expected to fall below those reported in previous years when such expenses were incurred in the Cayman Islands (a zero tax rate jurisdiction).
The relationship of our income tax expense to pre-tax income (loss) is atypical because our taxable income has predominately been generated in the US, UK, Ireland, and Puerto Rico resulting in income tax expense in those jurisdictions (entities in such jurisdictions are referred to as “tax-paying entities”).

Meanwhile, we have incurred operating losses in zero tax rate jurisdictions (such as in our corporate and reinsurance entities in the Cayman Islands) resulting in no income tax benefit. We have also incurred pre-tax operating losses in Belgium and other jurisdictions where we have generated cumulative operating losses; however, in each of those cases, a valuation allowance has been recorded against the corresponding deferred tax assets (entities in these two types of jurisdictions are referred to as “non-tax paying entities”).
Taxable losses in one jurisdiction generally cannot be applied to offset earnings in another. In certain other jurisdictions, losses in one entity may not be used to offset taxable income generated by another entity in that same jurisdiction.
The composition of our ETRs among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total ETR, for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
Income (loss) before income taxes	$42.8	$(20.5)	$22.3	$39.9	$(44.2)	$(4.3)
Income tax expense	(9.2)		(9.2)	(4.9)		(4.9)
Effective tax rate	21.5%	—	41.3%	12.3%	—	(114.0)%
The composition of our ETRs among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total ETR, for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
Income (loss) before income taxes	$97.0	$(59.0)	$37.8	$71.2	$(63.5)	$7.7
Income tax expense	(16.9)	—	(16.9)	(14.8)	—	(14.8)
Effective tax rate	17.4%	—	44.7%	20.8%	—	192.2%
Enactment of new US tax legislation
On July 4, 2025, the US enacted the budget reconciliation package H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which includes a number of income tax provisions, among others. The Company is still analyzing any potential impact of the tax provisions in the OBBBA, but does not expect these provisions to have a material impact on the Company's results from operations.
Segment Information
We have three reportable segments, which align to the nature of the services we offer:
•Exchange Services – Our Exchange Services segment includes the fees paid by Risk Exchange Insurers and Accelerant Underwriting for sourcing, managing and monitoring the portfolio of business written by Members reduced by the expenses associated with providing these services.
•MGA Operations – Our MGA Operations segment includes the fees earned by Mission Members and Owned Members, predominantly for originating and underwriting a portfolio of insurance policies, reduced by the expenses associated with providing those services.
•Underwriting – Our Underwriting segment includes the revenue from net earned premium, investment income and the ceding commission paid to us by our third-party reinsurers and institutional investors, reduced by net incurred losses, the amortization of DAC and the general and administrative costs of operating our insurance and reinsurance companies.
Corporate functions, including holding company expenses, are included in Corporate and Other and our consolidation and eliminations adjustments for intersegment activity are shown separately from our reportable segments.

We consider the segment presentations of our Exchange Services, MGA Operations and Underwriting segments prior to elimination to be the best way to evaluate our business and how these business components would be presented if they were standalone operations. Such presentation is also representative of the results that would be generated from third parties as we build additional third-party insurance relationships through our Risk Exchange.
The following includes the financial results of our three reportable segments for the three months ended June 30, 2025 and 2024. Corporate functions and certain other businesses and operations are included in Corporate and Other.

	Three Months Ended June 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$29.6	$29.6	$—	$72.0	$101.6
Direct commission income
Affiliated entities	69.0	39.0	—	108.0	—	(108.0)	—
Unaffiliated entities	15.6	18.6	—	34.2	—	—	34.2
Net earned premiums	—	—	70.6	70.6	—	—	70.6
Net investment income	1.1	0.9	9.7	11.7	1.1	—	12.8
Net realized gains on investments	—	0.1	0.3	0.4	—	—	0.4
Net unrealized gains on investments	—	(0.5)	—	(0.5)	—	—	(0.5)
Segment revenues	85.7	58.1	110.2	254.0	1.1	(36.0)	219.1
Losses and loss adjustment expenses	—	—	51.3	51.3	—	—	51.3
Amortization of deferred acquisition costs	—	—	27.9	27.9	—	(9.7)	18.2
General and administrative expenses (3) (4)	30.0	33.8	14.8	78.6	16.4	(8.9)	86.1
Adjusted EBITDA	$55.7	$24.3	$16.2	$96.2	$(15.3)	$(17.4)	$63.5
Interest expenses							(2.5)
Depreciation and amortization							(8.3)
Other expenses (5)							(16.2)
Net foreign exchange losses							(14.2)
Income before income taxes							$22.3
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8 to our condensed consolidated financial statements included herein.
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$19.6	$23.9	$6.9	$50.4
Consulting and professional fees	5.5	5.1	3.1	13.7
Other administrative expenses	4.9	4.8	4.8	14.5
Total general and administrative expenses	$30.0	$33.8	$14.8	$78.6
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Other expenses for the three months ended June 30, 2025 consist of $6.1 million of professional costs related to corporate development activities, $3.6 million of system development non-operating costs, $3.0 million of share-based compensation, $4.4 million of Mission profits sharing expense, as offset by a net reduction of $0.9 million of other individually insignificant items.

	Three Months Ended June 30, 2024
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$19.8	$19.8	$—	$39.3	$59.1
Direct commission income
Affiliated entities	51.4	23.8	—	75.2	—	(75.2)	—
Unaffiliated entities	2.1	8.0	—	10.1	—	—	10.1
Net earned premiums	—	—	52.2	52.2	—	—	52.2
Net investment income	0.2	1.1	7.3	8.6	0.1	—	8.7
Net realized gains on investments	—	—	—	—	—	—	—
Net unrealized gains on investments	—	—	—	—	—	—	—
Segment revenues	53.7	32.9	79.3	165.9	0.1	(35.9)	130.1
Losses and loss adjustment expenses	—	—	43.2	43.2	—	—	43.2
Amortization of deferred acquisition costs	—	—	18.1	18.1	—	(2.0)	16.1
General and administrative expenses (3) (4)	13.4	26.7	23.2	63.3	10.4	(15.9)	57.8
Adjusted EBITDA	$40.3	$6.2	$(5.2)	$41.3	$(10.3)	$(18.0)	$13.0
Interest expenses							(3.0)
Depreciation and amortization							(5.5)
Other expenses (5)							(9.6)
Net foreign exchange gains							0.8
Loss before income taxes							$(4.3)
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8 to our condensed consolidated financial statements included herein.
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$8.7	$17.9	$10.8	$37.4
Consulting and professional fees	2.3	1.6	1.5	5.4
Other administrative expenses	2.4	7.2	10.9	20.5
Total general and administrative expenses	$13.4	$26.7	$23.2	$63.3
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Other expenses for the three months ended June 30, 2024 consist of $6.6 million of system development non-operating costs,$1.6 million of professional costs related to corporate development activities, $1.6 million of share-based compensation expense, as offset by a net reduction of $0.2 million for expenses related to other individually insignificant costs.
The following includes the financial results of our three reportable segments for the six months ended June 30, 2025 and 2024. Corporate functions and certain other businesses and operations are included in Corporate and Other.

	Six Months Ended June 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$48.8	$48.8	$—	$123.5	$172.3
Direct commission income
Affiliated entities	128.0	70.5	—	198.5	—	(198.5)	—
Unaffiliated entities	26.8	35.5	—	62.3	—	—	62.3
Net earned premiums	—	—	133.6	133.6	—	—	133.6
Net investment income	1.7	1.8	19.7	23.2	1.8	—	25.0
Net realized gains on investments	—	2.1	0.6	2.7	—	—	2.7
Net unrealized (losses) gains on investments	—	(0.5)	—	(0.5)	1.7	—	1.2
Segment revenues	156.5	109.4	202.7	468.6	3.5	(75.0)	397.1
Losses and loss adjustment expenses	—	—	96.5	96.5	—	—	96.5
Amortization of deferred acquisition costs	—	—	52.7	52.7	—	(17.4)	35.3
General and administrative expenses (3) (4)	53.8	65.0	26.3	145.1	30.9	(17.0)	159.0
Adjusted EBITDA	$102.7	$44.4	$27.2	$174.3	$(27.4)	$(40.6)	$106.3
Interest expenses							(5.1)
Depreciation and amortization							(15.7)
Other expenses (5)							(30.4)
Net foreign exchange losses							(17.3)
Income before income taxes							$37.8
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8 to our condensed consolidated financial statements included herein.
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$35.5	$45.2	$13.1	$93.8
Consulting and professional fees	9.1	8.4	5.7	23.2
Other administrative expenses	9.2	11.4	7.5	28.1
Total general and administrative expenses	$53.8	$65.0	$26.3	$145.1
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Other expenses for the six months ended June 30, 2025 consist of $8.2 million of system development non-operating expenses, $9.7 million of professional costs related to corporate development activities, $5.4 million of share-based compensation, $6.0 million of Mission profits sharing expense and $1.1 million of individually insignificant costs.

	Six Months Ended June 30, 2024
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$49.6	$49.6	$—	$74.5	$124.1
Direct commission income
Affiliated entities	87.9	44.3	—	132.2	—	(132.2)	—
Unaffiliated entities	7.1	14.6	—	21.7	—	—	21.7
Net earned premiums	—	—	96.2	96.2	—	—	96.2
Net investment income	0.3	1.8	14.4	16.5	0.1	—	16.6
Net realized gains on investments	—	—	0.4	0.4	—	—	0.4
Net unrealized losses on investments	—	—	(0.8)	(0.8)	—	—	(0.8)
Segment revenues	95.3	60.7	159.8	315.8	0.1	(57.7)	258.2
Losses and loss adjustment expenses	—	—	71.9	71.9	—	—	71.9
Amortization of deferred acquisition costs	—	—	47.3	47.3	—	(8.4)	38.9
General and administrative expenses (3) (4)	27.7	51.4	38.7	117.8	13.9	(24.8)	106.9
Adjusted EBITDA	$67.6	$9.3	$1.9	$78.8	$(13.8)	$(24.5)	$40.5
Interest expenses							(6.0)
Depreciation and amortization							(10.4)
Other expenses (5)							(18.2)
Net foreign exchange gains							1.8
Income before income taxes							$7.7
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8 to our condensed consolidated financial statements included herein.
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$19.2	$35.9	$20.0	$75.1
Consulting and professional fees	4.3	3.3	7.5	15.1
Other administrative expenses	4.2	12.2	11.2	27.6
Total general and administrative expenses	$27.7	$51.4	$38.7	$117.8
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Other expenses for the six months ended June 30, 2024 consists of $9.3 million of system development non-operating costs, $4.2 million of professional costs related to corporate development activities, $3.8 million of share-based compensation and $0.9 million of individually insignificant costs.

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Exchange Services
As noted above, our segment results are presented prior to elimination and, as such, a portion of Exchange Services direct commission income revenue was generated from transactions with Accelerant Underwriting, which is eliminated upon consolidation. Additionally, a portion of Exchange Services revenue is generated by activity with MGA Operations that is also eliminated upon consolidation, as further described below.
Exchange Services direct commission income from Accelerant-affiliated entities accounted for 82% and 83% of the segment’s direct commission income for the three and six months ended June 30, 2025, respectively, compared to 96% and 93% for the three and six months ended June 30, 2024. The decrease year-over-year represents growth in direct commission income from unaffiliated entities.
Exchange Services revenue grew by $32.0 million (or 60%) to $85.7 million for the three months ended June 30, 2025 and by $61.2 million (or 64%) to $156.5 million for the six months ended June 30, 2025, as compared to the same periods in 2024. This growth is primarily driven by increases in direct commission income, supported by an increase in Members from 186 at June 30, 2024 to 248 at June 30, 2025 and Net Revenue Retention of 151% among continuing Members. As a result, Exchange Written Premium increased to $1.07 billion for the three months ended June 30, 2025 (from $756.8 million in the comparative period in prior year) and to $2.06 billion for the six months ended June 30, 2025 from ($1.34 billion in the comparative period in prior year).
Third-Party Direct Written Premium from our 14 Risk Exchange Insurers comprised 27% of the total Exchange Written Premium for the three months ended June 30, 2025 and 23% for the six months ended June 30, 2025, an increase from 10% in both periods in 2024. Revenues are recognized in accordance with written premium when the performance obligations underlying the services have been satisfied. The increase in direct commission income from affiliated entities accounted for $17.6 million and $40.1 million of the year-over-year growth in revenue, for three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.
General and administrative expenses for the segment increased to $30.0 million and $53.8 million for the three and six months ended June 30, 2025, respectively, over the respective comparative periods in the prior year of $13.4 million and $27.7 million. These increases were largely driven by the expansion and scaling to support the growth of the Risk Exchange.
We added to the talent and headcount of our data science, product and technology teams to expand our platform offering. We expect the expenses associated with these areas will not vary directly with the size of the Exchange Written Premium once we have built the desired capabilities. We also added to our distribution, underwriting and claims teams, which are expected to grow more in line with the overall number of Members or size of the portfolio.
Adjusted EBITDA was $55.7 million and $102.7 million for three and six months ended June 30, 2025, respectively, representing increases of $15.4 million and $35.1 million compared to the same periods in 2024. This growth was driven by increased Exchange Written Premium volumes of $315.5 million (or 42%) and $716.9 million (or 53%) for the three and six months ended June 30, 2025, respectively, driven by stable underlying margins were partially offset by higher year-over-year Member profit commission accruals and certain one-off benefits in the prior period, along with the increase in expenses noted above.
The Adjusted EBITDA margin was 65% and 66% for the three and six months ended June 30, 2025, down from 75% and 71% from the respective comparative periods in the prior year. These declines were primarily driven by increased expenses related to investments we are making in our Risk Exchange capabilities.
MGA Operations
As noted above, our segment results are presented prior to elimination and, as such, a portion of MGA Operations direct commission income revenue was generated from transactions between Accelerant-affiliated entities, which are eliminated upon consolidation. MGA Operations direct commission income from Accelerant Underwriting accounted for 68% and 67% of the segment’s direct commission income for the three and six months ended June 30, 2025, respectively, compared to 75% for both periods in 2024.
MGA Operations revenue grew $25.1 million to $58.1 million for the three months ended June 30, 2025 and by $48.7 million to $109.4 million for the six months ended June 30, 2025. These increases were primarily driven by growth in direct commission income (increases of $25.8 million and $47.1 million, respectively, from the three and six months ended June 30, 2024) driven primarily by Net Revenue Retention of 147% during the period for Mission Members and Owned Members. As of June 30, 2025, we had 47 total Members in MGA Operations consisting of 16 Owned Members and 31 Mission Members. This was an increase of three Members from June 30, 2024. Revenues are recognized in accordance with written premium when the performance obligations underlying the services have been satisfied.

Revenue for the six months ended June 30, 2025 includes $2.1 million in net realized gains on investments related to the valuation of one of our Owned Members, which was previously one of our equity method investments, upon acquiring a controlling interest in the Owned Member.
MGA Operations Adjusted EBITDA was $24.3 million and $44.4 million for the three and six months ended June 30, 2025, respectively, representing increases of $18.0 million and $35.1 million, respectively, compared to the same periods in 2024. These increases were primarily driven by higher direct commission income.
For the three months ended June 30, 2025, the increase in Adjusted EBITDA was primarily driven by an increase in direct commission income of $25.8 million, which included a $14.5 million increase from Mission Underwriters, as well as an increase from our Owned Members of $11.3 million primarily due to organic growth, partially offset by a $7.1 million increase in general and administrative expenses and increases in unrealized investments losses of $0.5 million. For the six months ended June 30, 2025, the increase in Adjusted EBITDA was primarily driven by an increase in direct commission income of $47.1 million, which included an $33.3 million increase from Mission Underwriters, as well as an increase from our Owned Members of $13.8 million primarily due to organic growth, and an increase of $1.6 million in net realized gains on investments, partially offset by a $13.6 million increase in general and administrative expenses. For both periods, the increases in general and administrative expenses were driven by the continued investment in Mission Underwriters which contributed $4.6 million and $9.0 million, respectively, of the year-over-year increases from the three and six months ended June 30, 2024, primarily due to investments in newly acquired owned MGAs.
Adjusted EBITDA margin for the segment increased to 42% and 41%, respectively, for the three and six months ended June 30, 2025, up from 19% and 15%, respectively, from the same periods in 2024. The improvements were driven by higher direct commission income, partially offset by increased general and administrative expenses as the segment continues to scale its operations.
Underwriting
The Underwriting segment generated revenues of $110.2 million and $202.7 million for the three and six months ended June 30, 2025, respectively, representing growth of 39% and 27%, respectively, compared to revenues of $79.3 million and $159.8 million for the three and six months ended June 30, 2024, respectively.
For the three months ended June 30, 2025, net earned premium increased by $18.4 million to $70.6 million due to our gross written premium growth during the three months ended June 30, 2025, partially offset by certain incremental quota-share reinsurance transactions executed during the three months ended June 30, 2025. Revenues also benefited from a $2.4 million increase in net investment income due to year-over-year growth in average investment portfolio size. Ceding commission income increased by $9.8 million over the comparative period as we continued to grow our premium base and the amount ceded to reinsurers, as well as improvement in net sliding scale commission adjustments resulting from the loss experience of covered insurance contracts in the US as compared to the same period in 2024.
For the six months ended June 30, 2025, net earned premium increased by $37.4 million to $133.6 million due to our gross written premium growth over the preceding periods. Revenues also benefited from a $5.3 million increase in net investment income due to year-over-year growth in average investment portfolio size.
The gross loss ratio on the gross premiums earned was 50.5% and 51.8% for the three and six months ended June 30, 2025, respectively, compared to 54.7% and 53.5% for the three and six months ended June 30, 2024. The corresponding net loss ratios (after impacts of our reinsurance programs) were 72.7% and 72.2% for the three and six months ended June 30, 2025, compared to 82.8% and 74.7% for the same periods in 2024. Our net loss ratio differs from the gross loss ratio due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which, in most cases, inures to the benefit of our Risk Capital Partners, supports our management of downside risk to large losses. While the cost of the excess of loss reinsurance that we incur is reflected in our earned premiums, any reimbursements for such excess of loss reinsurance in the form of the ceding commissions we receive from Risk Capital Partners are not reflected in either our gross or net loss ratio.

The components of our Underwriting segment gross and net loss ratios are set forth in the tables below for three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$783.3	$(685.5)	$(27.2)	$70.6
Losses and loss adjustment expenses (1)	395.4	(356.2)	12.1	51.3
Loss ratio	50.5%	52.0%	(44.5)%	72.7%
(1) Losses and loss adjustment expenses includes the effects of a subrogation agreement with a third party which reduced both gross losses and loss adjustment expenses and ceded excess of loss and other losses and loss adjustment expenses by $10 million. Refer to our discussion of the Consolidated Results of Operations above for additional information.

	Three Months Ended June 30, 2024
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$514.1	$(444.8)	$(17.1)	$52.2
Losses and loss adjustment expenses	281.2	(237.1)	(0.9)	43.2
Loss ratio	54.7%	53.3%	5.3%	82.8%
The components of our Underwriting segment gross and net loss ratios are set forth in the tables below for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$1,502.1	$(1,305.9)	$(62.6)	$133.6
Losses and loss adjustment expenses	778.2	(683.4)	1.7	96.5
Loss ratio	51.8%	52.3%	(2.7)%	72.2%

	Six Months Ended June 30, 2024
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$964.8	$(833.7)	$(34.9)	$96.2
Losses and loss adjustment expenses	515.9	(442.9)	(1.1)	71.9
Loss ratio	53.5%	53.1%	3.2%	74.7%
Adjusted EBITDA for the Underwriting segment was $16.2 million and $27.2 million for the three and six months ended June 30, 2025, respectively, representing increases of $21.1 million and $25.3 million, respectively from the comparative periods in 2024. These improvements were driven by the aforementioned increase in revenue and decreases in operating expenses of $8.4 million and $12.4 million for the three and six months ended June 30, 2025, respectively, due to improved operating leverage as the segment continues to reach operational maturity.
Corporate and Other
Corporate and Other includes the general and administrative expenses and investment results of our holding companies.

Adjusted EBITDA loss from Corporate and Other was $15.3 million and $27.4 million for the three and six months ended June 30, 2025, respectively, representing increases of $5.0 million and $13.6 million as compared to the same periods in 2024. These increases were primarily driven by increased costs to support the growth of the business, as partially offset by aggregate increases in investment returns of $1.0 million and $3.4 million for the three and six months ended June 30, 2025, respectively.
Consolidation and Elimination Adjustments
As noted above, our business includes transactions that occur among our various segments. Our Accelerant-owned insurance companies within our Underwriting segment accounted for the majority of our Exchange Written Premium during the three and six months ended June 30, 2025 and 2024 as we built out our business model and proved the value proposition for the connection of our Members and the Risk Exchange. We expect the amount of premium written with Risk Exchange Insurers to grow significantly over time. Similarly, Mission Members and Owned Members transact with our Risk Exchange in the sourcing of business. Our equity ownership interests in Mission Members and Owned Members allow us to participate in those commissions earned that otherwise would be paid to third parties or our Independent Members. The transactions among these entities must be eliminated in consolidation as they represent transactions among entities under common control. However, there are considerable benefits to these intercompany transactions, as we retain associated economics rather than incurring costs otherwise paid to third parties, thereby lowering our expense base.
The impacts to our financial statements can be observed in the consolidation and elimination adjustments column within our presentation of segments above. The following represents an explanation of the various components of activity for the three and six months ended June 30, 2025 and 2024.
Impacts to direct commission income for Exchange Services and MGA Operations
Revenue generated from transactions between Accelerant-affiliated entities (including from Underwriting to Exchange Services and Exchange Services to MGA Operations) were $108.0 million and $198.5 million for the three and six months ended June 30, 2025, respectively, compared to $75.2 million and $132.2 million for the same periods in 2024. These amounts were eliminated, reflected by a corresponding offsetting entry in the consolidation and elimination adjustments column above. We present the segment results on a standalone basis, as if they were transactions with third parties, to assess their individual performance as well as to derive insight on the results we expect in the future as more business is sourced from Risk Exchange Insurers.
Impacts to ceding commission income and amortization of deferred acquisition costs
The operating results of our Underwriting segment presented above include the full commissions paid to Exchange Services in the form of deferred acquisition costs. These costs are required to be capitalized and then amortized over the related policy term. Ceding commissions received from third-party reinsurers are first offset against the deferred acquisition costs for the business ceded, with any resulting excess ceding commissions amortized over the corresponding policy term as ceding commission income. These two factors result in the Underwriting segment incurring higher amortization of DAC expense and lower ceding commission income due to the presentation of the segment’s operating results on a standalone basis. Commissions paid to affiliates are eliminated, resulting in lower consolidated deferred acquisition costs. These eliminations increased the amount of ceding commission income (adjustments to increase ceding commission income by $72.0 million and $123.5 million for the three and six months ended June 30, 2025, respectively, compared to $39.3 million and $74.5 million for the same periods in 2024, while the amortization of deferred acquisition costs were decreased by $9.7 million and $17.4 million for the three and six months ended June 30, 2025, compared to $2.0 million and $8.4 million for the same periods in 2024.
Impacts to general and administrative expenses
There are various allocations of costs between the operating segments which are similarly eliminated in consolidation. These eliminations were $8.9 million and $17.0 million for the three and six months ended June 30, 2025, respectively, compared to $15.9 million and $24.8 million for the same periods in 2024.

Liquidity and Capital Resources
General
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Accelerant Holdings’ insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. See “Regulation.” Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Accelerant Holdings supports its liquidity needs with available liquid cash resources and short duration, high quality fixed income portfolios.
Sources and uses of funds
Accelerant Holdings is a holding company with no substantial operations of its own and its assets consist primarily of its investments in subsidiaries. Its cash needs primarily consist of the payment of corporate expenses, interest payments on senior notes and strategic investment opportunities (i.e., into MGA Operations). We may receive cash through (1) issuance of mezzanine equity, permanent equity or debt securities, (2) loans from banks, (3) corporate service fees from our Exchange Services, MGA Operations and Underwriting segments, (4) payments from subsidiaries pursuant to our consolidated tax allocation agreements, and (5) dividends from subsidiaries within the Exchange Services, MGA Operations and Underwriting segments. We may use the proceeds from these sources to support business growth, invest in Member MGAs and Mission Underwriters, pay taxes, and for other business purposes.
The Exchange Services and MGA Operations segments generate cash from net commission income from the services provided to both affiliates and third parties.
Cash generated by our insurance and reinsurance operating subsidiaries is used primarily to settle loss and LAE, reinsurance premiums, acquisition costs, interest expense, taxes, and general and administrative expenses. The underwriting segment generates liquidity, as premiums are received in advance of the time that losses are paid.
We file a consolidated federal income tax return for our US subsidiaries, and under our corporate tax allocation agreement, each participant is charged or refunded taxes according to the amount that the participant would have paid or received had it filed on a separate return basis with the Internal Revenue Service.
As of June 30, 2025, we had $2.27 billion in investments, cash, cash equivalents and restricted cash, compared to $1.88 billion as of December 31, 2024. As of June 30, 2025 we had $345.8 million within current accounts and money-market accounts of non-regulated entities, primarily our agencies servicing the Risk Exchange and holding companies, included within the total cash and investments, compared to $266.7 million as of December 31, 2024.
Financial Condition
Equity
As of June 30, 2025 and December 31, 2024 total equity was $482.2 million and $427.0 million, respectively. The change as of June 30, 2025 compared to December 31, 2024 was primarily due to net income of $20.9 million, other comprehensive income of $22.0 million, and $11.0 million of non-controlling interests from our step-acquisition of a subsidiary company.
Cash, Cash Equivalents and Restricted Cash
As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents balances of $1.46 billion and $1.27 billion, respectively. As of June 30, 2025, we had restricted cash and cash equivalents balances of $70.8 million. Cash and cash equivalents are comprised of amounts in interest-bearing deposit accounts with financial institutions insured by the FDIC up to $250 thousand per account. Restricted cash and cash equivalents are comprised of cash and money market funds that have been contributed toward trusts. Generally, our cash and cash equivalents in interest-bearing deposit accounts may exceed FDIC insurance limits exposing us to credit risk in the event of default by the financial institutions. We believe the risk of loss from such an event of default is minimal, however, we periodically review the financial stability of these institutions.

Investment Portfolio
Our invested assets consist of fixed maturity securities, short-term investments, equity method investments, equity securities, and other investments. As of June 30, 2025, 83% of our investments were comprised of $673.7 million of available for sale fixed maturity securities. Also included in our investments were $77.7 million of short-term investments available for sale, at fair value, $46.6 million of other investments, and $10.2 million of equity method investments.
Our investment portfolio has consistently maintained high credit quality and short duration investments that are positioned for capital preservation. We primarily invest in liquid, short- and medium-term securities, investment-grade fixed income, bond fund investment vehicles with low duration and volatility with the primary objectives of matching assets with liabilities and covering near-term obligations. We limit our exposure to alternative investments. As of June 30, 2025, our cash and fixed income and short-term investments portfolio represented 97% of our total portfolio. 88% of our fixed income and short-term investments carried an S&P fixed income rating of A or higher, the balance of which was rated BBB, and maintained a duration of 2.7 years.
In 2023, we executed a partial investment management transition from Mercer Investments LLC (“Mercer”) and Loomis, Sayles & Company, L.P. (“Loomis”), the previous subadvisors on the US portfolio, to Wellington Management Company (“Wellington”), with the full transition of all of our global assets under management to Wellington completed during the first half of 2024. The investment management expenses were $0.6 million and $0.4 million, and for the six months ended June 30, 2025 and 2024, respectively.
The material terms of the Mercer and Loomis contracts were as follows: fees of 25 basis points of assets under management; no minimum asset under management requirements; no minimum term of agreement; and termination by either party with 30 days notice.
The material terms of the Wellington contract are as follows: fees of 12 basis points for the first $200.0 million of assets under management, on a reducing tier basis to 7 basis points for assets under management of $1.0 billion or greater; no minimum asset under management requirements; no minimum term of agreement; we can terminate this agreement at any time; and Wellington can terminate with three months notice or with immediate effect if required by a competent regulatory authority or law.
The following table summarizes the components of our total investments and cash, cash equivalents and restricted cash as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(in millions)	Fair value	% of total	Fair value	% of total
Fixed maturity securities	673.7	30%	479.5	25%
Short-term investments	77.7	3%	64.8	3%
Equity method investments	10.2	—%	18.2	1%
Other investments	46.6	2%	45.3	2%
Cash, cash equivalents and restricted cash	1,458.5	65%	1,273.0	69%
Total investments and cash, cash equivalents and restricted cash	$2,266.7	100%	$1,880.8	100%

Fixed maturity securities and Short-term investments
At June 30, 2025 and December 31, 2024, the fair values of fixed maturity and short-term investments were as follows:

	June 30, 2025		December 31, 2024
(in millions)	Fair value	% of total	Fair value	% of total
Corporate	$266.4	35%	$174.0	32%
US government and agency	163.2	22%	128.2	24%
Non-US government and agency	209.9	28%	158.6	29%
Residential mortgage-backed	60.1	8%	43.0	8%
Commercial mortgage-backed	21.2	3%	18.4	3%
Other asset-backed securities	30.6	4%	22.1	4%
Total fixed maturity and short-term investments	$751.4	100%	$544.3	100%
The following table summarizes the credit quality of fixed maturity and short-term investments as of June 30, 2025 and December 31, 2024:

(in millions)	June 30, 2025		December 31, 2024
Rating	Fair value	% of total	Fair value	% of total
AAA	$152.4	20%	$110.1	20%
AA	355.0	47%	276.1	51%
A	154.7	21%	92.6	17%
BBB	89.3	12%	65.5	12%
Total fixed maturity and short-term investments	$751.4	100%	$544.3	100%
The amortized cost and fair values of fixed maturity and short-term investments by contractual maturity were as follows:

	June 30, 2025			December 31, 2024
(in millions)	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Due in one year or less	$138.6	$139.3	19%	$105.6	$104.6	19%
Due after one year through five years	398.4	403.1	54%	277.0	275.0	51%
Due after five years through ten years	89.1	89.9	12%	76.4	75.0	14%
Due after ten years	7.4	7.2	1%	6.5	6.2	1%
Residential mortgage-backed	60.4	60.1	8%	44.4	43.0	8%
Commercial mortgage-backed	20.9	21.2	2%	18.6	18.4	3%
Other asset-backed securities	30.4	30.6	4%	22.1	22.1	4%
Total	$745.2	$751.4	100%	$550.6	$544.3	100%

Cash Flows
Our most significant source of cash inflow is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, with the potential for a multi-year timeline, we invest the cash in various investment securities that earn interest and dividends. We also use cash to pay commissions to brokers, as well as to pay for ongoing operating expenses such as salaries, consulting services and taxes. As described under “Reinsurance” below, we use reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.
Our cash flows for the six months ended June 30, 2025 and 2024 were:

	Six Months Ended June 30,
(in millions)	2025	2024
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$309.3	$267.5
Investing activities	(182.8)	(163.0)
Financing activities	0.9	(3.0)
Effect of foreign currency rate change on cash, cash equivalents and restricted cash	58.1	(5.8)
Net change in cash, cash equivalents, and restricted cash	$185.5	$95.7
Operating Activities
We believe that claim payments will be sufficiently supported by annual positive cash flows from operating activities. However, should operating cash flows be insufficient to fund claim payment obligations, we would use alternative internal funding sources from cash and cash equivalent balances, liquidation of portfolio investments and potential external sources, such as credit facilities. Our fixed portfolio is weighted towards conservative, high-quality securities. Management expects that, if necessary, the full value of cash, cash equivalents, short-term and fixed income investments could be available in two to three business days under normal market conditions.
Net cash proceeds from operating activities for the six months ended June 30, 2025 and 2024 were $309.3 million and $267.5 million, respectively. The year-over-year increase was primarily driven by continued growth in our Risk Exchange platform, as well as expansion across our insurance and reinsurance operations.
Investing Activities
Our portfolio is weighted towards conservative, high-quality securities as well as cash and cash equivalent investments, such as money market funds. We also hold investments in alternative securities that typically report on a consistent lag basis whereby their valuation may change in response to future financial performance of the investees.
For the six months ended June 30, 2025, net cash used in investing activities was $182.8 million, which is primarily related to purchases of high-quality fixed maturity securities, partially offset by sales and maturities of fixed maturity securities.
For the six months ended June 30, 2024, net cash used in investing activities was $163.0 million, which is primarily related to the repositioning of our investment portfolio through the divestment of our mutual funds into separately managed portfolios mainly investing in high-quality fixed maturity securities during the period, as well as net purchases of short-term investments.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $0.9 million and primarily related to $5.0 million of borrowings under our credit facility, partially offset by dividends paid to non-controlling interest holders.
Net cash used in financing activities for the six months ended June 30, 2024 was $3.0 million and primarily related to dividends paid to non-controlling interests holders and payments made on our outstanding debt obligations.

Reinsurance
As part of our strategy to engage with Risk Capital Partners, we offer quota share reinsurance contracts to these partners. We also purchase excess of loss reinsurance contracts for the business that we retain to further limit our exposure to potential large losses. Our reinsurance is primarily contracted under quota-share reinsurance treaties and excess of loss treaties. In quota-share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses, in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses.
We employ disciplined and principles-based reserving practices with effective controls and oversight. We actively manage risk through reinsurance, partnering primarily with reinsurers that maintain “A-” or better A.M. Best financial strength ratings, possess a history of strong credit quality or that fully collateralize their recoverables, all of which ensures high-quality recoverable assets and minimizes counterparty risk. We believe our high-quality balance sheet provides the foundation for consistently delivering financial performance and returns.
Credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligation assumed under the reinsurance agreements. An allowance is established for amounts deemed uncollectible. We evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To further reduce credit exposure to reinsurance recoverables balances, we have received letters of credit from certain reinsurers that are not authorized as reinsurers under US state insurance regulations.
Of the total reinsurance recoverables on paid and unpaid losses and LAE outstanding as of June 30, 2025, 59% were with reinsurers having an A.M. Best rating of "A-" (excellent) or better, and we require reinsurance recoverables with reinsurers that are not rated by A.M. Best to be subject to collateral arrangements through a combination of letters of credit, funds withheld arrangements or trust agreements. We consider such collateral arrangements, credit ratings assigned to reinsurers by A.M. Best and other historical default rate information in estimating the credit valuation allowance for reinsurance recoverables. The credit valuation allowance was $0.6 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.
We cede a significant portion of our insurance business to our unconsolidated collateralized reinsurance sidecar vehicle, Flywheel Re. Flywheel Re is a Cayman Islands special purpose reinsurance company that provides committed multi-year collateralized quota share capacity, capitalized by long-term institutional investors.
Regulated deposits and restricted assets
Certain companies in the Group are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. Securities on deposit for regulatory and other purposes were $5.0 million and $4.9 million as of June 30, 2025 and December 31, 2024, respectively, which are included in the "Fixed maturity securities available for sale, at fair value" in the consolidated balance sheets.
In addition, we have pledged cash and cash equivalents of $70.8 million, short-term investments of $8.0 million and fixed maturity securities of $29.1 million as of June 30, 2025 in favor of certain ceding companies to collateralize obligations. As of December 31, 2024, we had pledged cash and cash equivalents of $47.3 million, short-term investments of $17.2 million and fixed maturity securities of $33.0 million in favor of certain ceding companies to collateralize obligations.
Reserves for losses and loss adjustment expenses
Reserves for losses and LAE represent our estimated indemnity cost and related adjustment expenses necessary to administer and settle claims. Our estimates are based upon individual case estimates for reported claims set by our claims specialists, adjusted with actuarial estimates for any further expected development on reported claims and for losses that have been incurred, but not yet reported. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis due to the uncertainty inherent in the process of estimating such payments.
Reinsurance recoverables
Reinsurance recoverables on reserves for losses and LAE are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. The method for determining reinsurance recoverables for unpaid losses and LAE involves reviewing actuarial estimates of gross unpaid losses and LAE to determine our ability to cede unpaid losses and loss adjustment expenses under our existing reinsurance contracts.

Debt
We have a senior unsecured syndicated US dollar denominated loan facility with a September 2029 maturity date with an aggregate outstanding principal balance of $125 million. The credit agreement includes a $50 million revolving credit facility. As of June 30, 2025, we had $5 million outstanding under our revolving credit facility and $45 million unutilized and available. Each borrowing under the revolving credit facility may have a maturity of one, three or six months, at the Company’s election, but may not extend beyond the credit agreement’s maturity date. Such borrowings may be repaid early.
The senior notes are senior unsecured obligations and include a delayed draw term loan ("DDTL") feature that allows us to withdraw predefined amounts. Incremental facilities up to an additional $75 million are available to draw upon request, subject to the agreement of the lenders.
Partial quarterly repayments of the aggregate principal amount are required until the maturity date. Interest payments on the senior notes are due at the end of each period, being a certain month or quarter during which the applicable interest rate has been reset. The interest rate is subject to a sliding scale based on our consolidated senior debt to capitalization ratio and varies between a 3.4% and 4.0% spread in addition to the Secured Overnight Financing Rate ("SOFR"). Interest is calculated based on a 360-day year of twelve 30-day months. Interest expense for the three months ended June 30, 2025 and 2024 was $2.5 million and $3.0 million, respectively. Interest expense for the six months ended June 30, 2025 and 2024 was $5.1 million and $6.0 million, respectively.
Subject to conditions of optional prepayment, we may voluntarily prepay the senior notes at any time and from time to time, prior to the maturity date without penalty. Any prepayment, in whole or in part, shall include any accrued and unpaid interest thereon to, but excluding, the prepayment date. Any amounts we prepay may not be reborrowed.
The senior notes contain certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on minimum consolidated net worth, maximum leverage levels and a minimum interest coverage ratio. As of June 30, 2025, we were in compliance with all such covenants.
Capital maintenance agreements
We have established capital maintenance agreements with our insurance subsidiaries which obligates us to make capital contributions to its subsidiaries to maintain surplus with a prudent buffer above minimum statutory and regulatory capital requirements. These requirements are set by our Board of Directors. During the six months ended June 30, 2025, we made capital contributions of $11.0 million to Accelerant National Insurance Company, $29.3 million to Accelerant Insurance UK Limited, and $0.7 million to Accelerant Insurance Company of Canada.
Ratings
Ratings by independent agencies are an important factor in establishing the competitive position of insurance companies and reinsurance companies and are important to our ability attract Members and third-party capital providers. Rating organizations continually review the financial positions of insurers and reinsurers. These ratings reflect the rating agency’s views regarding balance sheet strength, operating performance, business profile and enterprise risk management. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our shares. Our insurance and reinsurance operating subsidiaries are assigned financial strength ratings by A.M. Best as follows:

	Rating	Outlook
Accelerant Insurance Europe SA	"A-" (Excellent)	Stable
Accelerant Specialty Insurance Company	"A-" (Excellent)	Stable
Accelerant National Insurance Company	"A-" (Excellent)	Stable
Accelerant Re (Cayman) Ltd.	"A-" (Excellent)	Stable
Accelerant Insurance UK Limited	"A-" (Excellent)	Stable
Accelerant Insurance Company of Canada	"A-" (Excellent)	Stable
Accelerant Re. I.I. (Puerto Rico)	"A-" (Excellent)	Stable
These ratings reflect A.M. Best’s opinion of the ability of Accelerant Holdings and respective subsidiaries to pay claims and are not evaluations directed to security holders. A.M. Best maintains a letter-scale rating system ranging from “A++” (Superior) to “F” (in liquidation). “A–” is the fourth highest of 16 financial strength ratings assigned by A.M. Best, as last updated June 4, 2025. These ratings are subject to periodic review and may be revised downward or revoked at the sole discretion of A.M. Best.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, which are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with US GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on our historical experience and on various other assumptions that we believe are reasonable after weighing up all relevant information. Actual results may differ from those estimates.
The accounting policies listed below involve significant estimates, and therefore are critical in understanding our financial performance and operational results. For additional information, refer to Note 2 to our audited consolidated financial statements in the Prospectus.
Unpaid Loss and Loss Adjustment Expenses
We record loss reserves for our unpaid loss and LAE, which involves significant judgment and complex estimation processes. It represents management’s best estimate of the unpaid portion of ultimate costs, of all reported and unreported loss incurred through the balance sheet date and is based upon the assumption that past developments are an appropriate indicator of future events among other factors. The reserves are based on individual claims, case reserves and other reserves estimates reported, as well as actuarial estimates of ultimate losses.
Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. Ultimate losses may vary materially from the amounts provided in the consolidated financial statements. These estimates are reviewed regularly and as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in the consolidated statements of operations in the period in which they become known and are accounted for as changes in estimates. The unpaid losses and LAE are presented on an undiscounted basis.
The process of establishing unpaid losses and LAE can be complex and is subject to considerable uncertainty, as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors and may be revised as additional experience and other data become available and are reviewed and as new or improved methodologies are developed. The adequacy of the reserves may be impacted by future trends in claims severity, frequency, payment patterns and other factors. These variables are affected by both external and internal events, including but not limited to, changes in the economic cycle, inflation, natural or human-made catastrophes and legislative changes.
The main risks and uncertainties are associated with limited historical data and new and evolving estimation processes. As such, we supplement our analysis using a combination of third-party data provided by Members and industry benchmark data as the basis for the selection of expected reporting patterns. We expect to continuously increase the use of our own data and experience as we accumulate such information over time. In addition, we incorporate our estimates of future trends in various factors such as loss frequency and severity in the evaluation process.
We review loss reserves in-depth every six months or more frequently depending on the facts and circumstances, with a high-level actual versus expected (“AvE”) analysis done in between the in-depth reviews. During in-depth reviews, all estimates are reviewed and adjusted as our own experience develops and market conditions change. During the high level AvE analysis we make changes for any material developments over the period (e.g., large losses, catastrophic events or significant market changes).
Total IBNR reserves are determined by subtracting payments and case reserves implied from the ultimate loss and LAE estimates. Ultimate loss and LAE are estimated utilizing generally accepted actuarial loss reserving methods. Our reserving methods include the Chain Ladder, Bornheutter-Ferguson and Initial Expected Loss Ratio methods. Reportable catastrophe losses are analyzed and reserved separately using a frequency and severity approach. The underlying premise of the Chain Ladder method is that future claims are best estimated using past development pattern, whereas the Bornheutter-Ferguson method employs a combination of past claims development and prior estimates of ultimate losses based on expected loss ratio. The methods all involve aggregating paid and case-incurred loss data by underwriting year and development month, segmented into Members and products or lines of business as deemed appropriate and material. The ultimate loss selections for each year tend to be based upon the Chain Ladder results for the older years and the Bornheutter-Ferguson method for the most recent years.

Because we have limited data to assess our own claims experience given the recently formed nature of the business, we use industry and peer-group data, in addition to our own data, as a basis for selecting our expected paid and reporting patterns.
Inflation rates in all major economic regions and the imposition (or threatened imposition) of tariffs add to the uncertainty of the future claim cost. Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions has therefore involved more uncertainty in recent periods. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain underwritten coverages. The industry is experiencing new issues, including a backlog of civil court cases in most states, the extension of certain statutes of limitations and the impact on insureds from a significant reduction in economic activity. Our recorded reserves include consideration of these factors, but legislative, regulatory, or judicial actions could result in loss reserve deficiencies and reduce earnings in future periods.
The two categories of our loss reserves include case reserves and IBNR reserves. Our gross reserves for losses and LAE at June 30, 2025 and December 31, 2024 were $1.69 billion and $1.29 billion, 63% and 60% of which relates to IBNR, respectively. Our reserves for losses and loss adjustment expenses, net of reinsurance, at June 30, 2025 and December 31, 2024 were $267.4 million and $224.9 million, 55% and 52% of which relates to IBNR, respectively.
The following table summarizes our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, as of June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
(in millions)	Gross	% of Total	Net	% of Total	Gross	% of Total	Net	% of Total
Case Reserves	$623.9	37%	$121.4	45%	$514.4	40%	$107.5	48%
IBNR	1,068.1	63%	146.0	55%	780.0	60%	117.4	52%
Total	$1,692.0	100%	$267.4	100%	$1,294.4	100%	$224.9	100%
Case reserves are established for the individual claims that have been reported to us. Based on the information available and the status of the claims, case reserves are established by TPAs, who have the authority of handling smaller claims (typically up to $250 thousand) or our claims teams, for large losses, through standard claim handling practices and professional judgment. As mentioned above, the estimates may be refined, and the ultimate value of claims liability may be adjusted either upward or downward as more information becomes available.
In case of catastrophes or other large losses, the additional IBNR in relation to those claims is estimated by the joint work of the claims, portfolio management, and actuarial teams, and those estimates are used in the final estimates provided to the finance team for recognition within our financial statements. Our internal threshold for catastrophe losses is $10 million of gross losses. We have had seven such events since inception: European flooding (July 2021), Storm Arwen (2021), Storm Eunice (February 2022), Hurricane Ian (September 2022), US winter storms (January 2024), Hurricane Helene (September 2024) and California wildfires (January 2025). In aggregate, these events led to approximately $10 million of net incurred losses. While we write insurance products in each of these potentially impacted areas, we also maintain significant reinsurance coverage such that our net exposure is limited. For example, the most recent California wildfires resulted in $34 million of gross losses, which were partially reduced by $22 million of quota-share reinsurance benefits and $10 million in connection with a subrogation agreement with a third party, that collectively only resulted in $2 million of net retained losses. Similarly, for the 2024 and other treaty years, our US property catastrophe excess of loss retention for a modeled gross occurrence is expected to significantly reduce our net exposure to insignificant levels as part of our business model to limit our exposure to insurance risk.
In addition to the assumptions used in our data and reserves methodology, we used the following estimates to determine our unpaid loss and LAE: development patterns where we use Members’ experience and/or applicable industry information; inflation assumptions for each class of business and territory; rate changes as provided by Members and underwriting changes as evidence leading to the rate changes; business mix changes for various Members; large loss load calculated from historic average performance or similar class of business; and selected loss ratio that is representative.

The tables below represent the aggregated impact from potential deviations from our recorded reserve as of June 30, 2025 and December 31, 2024:
Sensitivity factors are applied to our most recent underwriting year and we believe these potential changes will not have a material impact on our liquidity. An increase in the gross loss of 3% in the most recent underwriting year would equate to an increase in the net loss and LAE reserve of $10.4 million.

	June 30, 2025
Sensitivity (in millions)	Sensitivity for Ultimate Loss and LAE Sensitivity Factor	Net Loss and LAE Reserve	Increase/(Decrease) in Net Loss and LAE Reserve
Increase	+3%	$277.8	$10.4
Increase	+2%	274.3	6.9
Increase	+1%	270.9	3.5
Actual (Base Case)	0%	267.4	—
Decrease	-1%	263.9	(3.5)
Decrease	-2%	260.5	(6.9)
Decrease	-3%	257.0	(10.4)

	December 31, 2024
Sensitivity (in millions)	Sensitivity for Ultimate Loss and LAE Sensitivity Factor	Net Loss and LAE Reserve	Increase/(Decrease) in Net Loss and LAE Reserve
Increase	+3%	$230.9	$6.0
Increase	+2%	228.9	4.0
Increase	+1%	226.9	2.0
Actual (Base Case)	0%	224.9	—
Decrease	-1%	222.9	(2.0)
Decrease	-2%	220.9	(4.0)
Decrease	-3%	218.9	(6.0)
Reinsurance Recoverable on Unpaid Losses
In our Underwriting segment, we cede a large proportion of our GWP under various reinsurance contracts. These reinsurance agreements transfer portions of the underlying risk of the business that we underwrite and a share of premium to reinsurers, but they do not release or diminish our obligation to pay claims covered by the insurance policies. We are still primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations.
The quantum of ceded loss recoveries from our reinsurers are subject to uncertainty as our calculation of such amounts rely on similar estimates and methodologies as are used in estimating our gross loss reserves.
Additionally, there is a risk that one or more of our reinsurers may be unwilling or unable to pay their share of reinsurance recoverables. This risk is mitigated by placing our reinsurance with a diverse panel of reinsurers that are all either rated “A-” or better by A.M. Best or provide collateral to us to maximize the probability that reinsurance recoverables will be realized. We regularly monitor the financial condition of our reinsurers and we generally have special termination rights in our reinsurance treaties in the event of deterioration in the reinsurers’ credit worthiness, generally if the A.M. Best rating falls below “A-” or there is a reduction in the capital and surplus of the reinsurer of more than 20% of their prior year end capital and surplus. Despite these arrangements, there is a risk that a reduction in one or more reinsurers’ ability or willingness to pay our reinsurance recoverables could have a materially negative impact on our liquidity.

Impacts of Loss Ratio Estimates and Actual Loss Experience on Sliding Scale Commissions Impacting our Ceding Commission Income
We cede a significant portion of our premiums written to reinsurance companies. The ceding commissions are offset against DAC related to the insurance contracts subject to such reinsurance. Any excess ceding commissions over the related DAC are subject to deferral over the insurance premiums earning period. Certain of our reinsurance arrangements are subject to sliding scale commission amounts pursuant to the agreements with various reinsurers based on the actual loss experience of covered insurance contracts.
The contractual ceding commission amounts are expressed as a percentage of the underlying premiums by type of insurance policy. Further, the amount of ceding commissions may vary based on the volume of ceded premium and the loss ratio. As that loss ratio changes from the original expected contractual amount, the amount of ceding commission inversely changes (such that adverse experience in the subject loss ratio will result in a reduction in ceding commissions and conversely, any favorable experience in the subject loss ratio will result in an increase in ceding commissions).
The change in ceding commissions will result in a change to the deferred ceding commission liability to the extent that the underlying premiums are unearned and, conversely, will result in a direct change to income to the extent that the underlying premium has been earned. As such, the sliding scale commissions act as a substantive participation in the underlying loss experience of the underlying insurance contracts.
Our typical reinsurance treaties’ commissions vary based on the volume of ceded premium and the ratio of ceded loss to ceded premium. As that ratio decreases, the amount of commission increases. As of June 30, 2025, the average commission we receive is 50% of ceded premium at a 40% gross loss ratio and a minimum of 34% of ceded premium at gross loss ratios of 67% and above. The adjustment between the points is largely linear. We expect commissions of 43% of ceded premium at a gross loss ratio of 50%. There were no significant adverse adjustments to reinsurance commissions due to prior year claims experience during the six months ended June 30, 2025.
Our process for calculating changes in ceding commissions from our reinsurers is linked to the results of our actuarial reserving process for loss and loss adjustment expense reserves, which is updated each reporting period. On a quarterly basis, our actuaries produce an actuarial central estimate of the gross and net loss reserves for all contracts bound as of the evaluation date. The calculations also include estimates of loss-sensitive contingent terms such as sliding scale ceding commissions. Calculations are done on a contract-by-contract basis and reflect the most recent premium and loss information available at the evaluation date.
Valuation Allowance on Deferred Income Taxes
Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of assets and liabilities used in the various jurisdictional tax returns. We recognize deferred tax assets to the extent we believe it is probable that future profits will be available to utilize these tax benefits. As of June 30, 2025, we had net deferred tax assets of $57.1 million.
A valuation allowance is set up for the portion of the asset that is more likely than not unrealizable, which reduces the total deferred tax asset to only the amount that we expect to realize. This allowance is assessed at each balance sheet date and is based on all available information including significant judgments related to the likely timing and level of forecasted taxable profits based on assumptions about future macroeconomic and Company-specific conditions and the associated future tax planning strategies. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. In performing our assessment of recoverability, we consider tax laws governing the utilization of net operating losses, capital losses and tax credit carryforwards in each applicable jurisdiction. The tax laws are subject to change, resulting in incremental uncertainty in our assessment of recoverability, along with the future tax planning strategies. If the actual taxable income in future periods differ from our forecast, it could impact our financial position in either a materially positive or negative way. As of June 30, 2025, our valuation allowance was $51.1 million. We intend to evaluate the realizability of our deferred tax asset quarterly through the assessment of the need for such a valuation allowance.
Election Under the Jumpstart Our Business Startups Act of 2012
We currently qualify as an “emerging growth company” as defined in the Jumpstart Our Business Act of 2012, or the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from specified disclosure requirements that are applicable to other public companies that do not qualify as emerging growth companies. Accordingly, we are provided with the option to adopt new or revised accounting guidance either (i) within the same period as those otherwise applicable to non-emerging growth companies or (ii) within the same time period as private companies.

We have elected to adopt new or revised accounting guidance within the same time period as private companies, unless we determine it is preferable to take advantage of early adoption provisions offered within the applicable guidance. We may take advantage of this provision for up to five years or such earlier time when we are no longer an emerging growth company and, as such, we expect to remain an emerging growth company at least through December 31, 2025. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in credit spreads, interest rates, equity markets prices, foreign currency exchange rates, and other relevant market rates and prices.
Credit Risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity securities. We manage this credit risk through diversification in terms of instruments by issuer, geographic region and related industry. At June 30, 2025 and December 31, 2024, approximately 87% of our fixed maturity investment portfolio was rated “A” or better and 100% was classified as investment-grade.
Interest Rate Risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by matching the duration of our investment portfolio to the duration of our loss and LAE reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed-maturity investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted-average duration of the portfolio was 3.0 years as of June 30, 2025.
We had available for sale fixed maturity securities with a fair value of $673.7 million and $479.5 million at June 30, 2025 and December 31, 2024, respectively, that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities to selected hypothetical changes in interest rates as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(in millions)	Fair Value	Estimated Change in Fair Value	Fair Value	Estimated Change in Fair Value
200 basis point increase	$633.1	$(40.6)	$449.8	$(29.7)
100 basis point increase	653.4	(20.3)	464.6	(14.9)
No change	673.7	—	479.5	—
100 basis point decrease	694.0	20.3	494.4	14.9
200 basis point decrease	714.3	40.6	509.2	29.7
Changes in interest rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
Equity Risk
Equity risk represents the potential economic losses due to adverse changes in equity security prices. Our equity securities consist of interests in highly rated, highly liquid, investment funds. We manage equity price risk of our equity portfolio primarily through asset allocation techniques, and fund selection within a given portfolio.

Foreign Currency Exchange Risk
Foreign currency exchange-rate risk is the risk that we will incur losses on a US dollar basis due to adverse changes in foreign currency exchange rates. In the ordinary course of business, we hold non-US dollar denominated assets and liabilities, which are valued using period-end exchange rates. Non-US dollar denominated foreign revenues and expenses are valued using average exchange rates over the period. We have the following exposures to foreign currency risk.
•Transaction Risk: The functional currency for most of our subsidiaries is the US dollar. Within these entities, any fluctuations in foreign currency exchange rates relative to the US dollar has a direct impact on the valuation of our assets and liabilities denominated in other currencies. All changes in foreign exchange rates, except for non-US dollar fixed maturities and available for sale securities, are recognized in our consolidated statements of operations. Changes in foreign exchange rates relating to non-US dollar fixed maturities and available for sale securities are recorded in accumulated other comprehensive income in shareholders’ equity. Our subsidiaries with non-US dollar functional currencies are also exposed to fluctuations in foreign currency exchange rates relative to their own functional currency.
•Translation Risk: We have net investments in certain European, British, and Canadian subsidiaries whose functional currencies are the Euro, British Pound and Canadian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from their respective functional currency into US dollars is recorded in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income in shareholders’ equity.
Our foreign currency policy is to broadly manage, where possible, our foreign currency risk by:
•Seeking to match our liabilities under (re)insurance policies that are payable in foreign currencies with assets that are denominated in such currencies, subject to regulatory constraints.
To the extent our foreign currency exposure is not matched, we may experience foreign exchange losses or gains, which would be reflected in our consolidated results of operations and financial condition. We continue to assess additional hedging strategies and instruments that could further reduce our exposure to foreign currency exchange-rate volatility.
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the US dollar against select foreign currencies would have had on the carrying value of our net assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(in millions)	10% increase	10% decrease	10% increase	10% decrease
British Pound to US Dollar	$(4.1)	$4.1	$1.0	$(1.0)
Euro to US Dollar	1.7	(1.7)	5.7	(5.7)
Canadian Dollar to US Dollar	2.3	(2.3)	2.0	(2.0)
Item 4. Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Accelerant management, with the participation of Accelerant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Based on this evaluation, Accelerant’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Other than in the ordinary course of our business operations, we are not currently party to any civil or government investigation. We do not expect that the ultimate outcome of any of the currently ongoing legal proceedings, individually or collectively, would have a material adverse effect on our business, financial condition, results of operations, or prospects. However, the results of litigation and arbitration are inherently unpredictable, and the possibility exists that the ultimate resolution of matters to which we are or could become subject could result in a material adverse effect on our business, financial condition, results of operations or prospects.
Item 1A. Risk Factors
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the section entitled “Risk Factors” in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 23, 2025, our registration statement on Form S-1 (File No. 333-288435) was declared effective by the SEC. Pursuant to such registration statement, we issued and sold 20,276,280 Class A common shares at a public offering price of $21.00 per share on July 25, 2025. The Company received net proceeds of $393.4 million, after deducting $23.4 million in underwriting discounts and commissions and estimated offering expenses of $9.0 million. The Company used a portion of the net proceeds to fund the redemption of the Class C convertible preference shares for $175.3 million in cash (as all holders of the Class C convertible preference shares elected to redeem at the date of its IPO) and to fund a one-time $25.0 million termination fee to an affiliate of Altamont Capital partners, and the Company intends to use the remaining amount for general corporate purposes. In addition, certain shareholders sold 19,354,044 at the public offering price of $21.00 per share and received net proceeds of $384.1 million after deducting $22.4 million in underwriting discounts and commissions. The Company did not receive any proceeds from the sale of Class A common shares by the selling shareholders.
Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, BMO Capital Markets Corp. and RBC Capital Markets, LLC acted as joint book-running managers in the IPO.
For additional details on the IPO, refer to “Nature of business and basis of presentation—Initial Public Offering” in Note 1 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibits Index
Exhibit No.	Description
3.1	Certificate of Incorporation dated as of October 7, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on June 30, 2025).
3.2
Fourth Amended and Restated Memorandum and Articles of Association of Accelerant Holdings, effective July 23, 2025 (incorporated by reference to Exhibit 3.4 to the Registrant’s Form S-1/A filed on July 18, 2025).

10.1*
Agreement and Plan of Merger, dated as of July 22, 2025, by and among the Company, ARU Merger Sub, LLC, a Delaware limited liability company, There’s a Way, LLC, a North Carolina limited liability company and William G. Johnson III.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 28, 2025

Accelerant Holdings

By:	/s/ Jeff Radke
Name:	Jeff Radke
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jay Green
Name:	Jay Green
Title:	Chief Financial Officer (Principal Financial Officer)