Form 10-Q
period 2025-09-30
Accelerant Holdings
filed 2025-11-12
CIK 1997350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________to_________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of November 10, 2025, there were 221,820,044 of the registrant’s common shares outstanding, comprised of 114,578,616 Class A common shares, $0.0000011951862 par value per share and 107,241,428 Class B common shares, $0.0000011951862 par value per share.

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
•Accelerant Holdings LP Distribution: The distribution of all of our existing common shares to holders of limited partnership interests of Accelerant Holdings LP in proportion to the economic interests represented by those limited partnership interests that occurred immediately prior to the consummation of our initial public offering in July 2025. The then-existing common shares were subsequently redesignated as 75,988,500 Class A common shares and 90,196,594 Class B common shares.
•Accelerant-Retained Exchange Premium: Expressed as a percentage, as Accelerant GWP net of ceded written premium for the trailing twelve month period, divided by total Exchange Written Premium for the trailing twelve month period.
•Accelerant Underwriting: Accelerant’s owned insurance companies and reinsurance companies, and all revenue and expenses associated with them.
•DAC: Deferred acquisition costs.
•Exchange Written Premium: The total gross written premium written through the Risk Exchange, including both gross written premiums of Accelerant Underwriting companies and Risk Exchange Insurers.
•Exchange Written Premium Growth Rate: The percentage increase in Exchange Written Premium in the current period compared to Exchange Written Premium from the comparable period in the prior year period.
•Flywheel Re: Collectively, Flywheel Re Ltd. SPC and Flywheel Holdings Ltd. SPC, a Cayman Islands holding company that indirectly owns Flywheel Re Ltd. SPC (unconsolidated reinsurance sidecar entities), sponsored by Accelerant and through which institutional investors are offered specialty insurance risk and returns that are relatively uncorrelated with broader financial markets.
•GAAP: Accounting Principles Generally Accepted in the US.
•Gross Loss Ratio: Gross incurred losses and loss adjustment expense divided by gross earned premium (expressed as a percentage). Gross loss ratio excludes the impact of premium and loss and loss adjustment expense ceded to reinsurers. Gross loss ratio represents the percentage of gross premium earned during the period that will be required to pay current and future claims, based on management’s best estimates.
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
•MGA: Managing general agent; a third-party agent that receives delegated underwriting authority from a Primary Insurance Company to write insurance risk on its behalf. The term “MGA” refers generically to agents receiving this delegation of underwriting authority, including MGUs, MGAs, and/or program managers and any Member or other entity in relation to which the term “MGA” is used and may not fall within the regulatory definition of a “managing general agent” in the jurisdictions in which it operates.
•MGU: Managing general underwriter; a third-party agent that receives delegated underwriting authority from a Primary Insurance Company to write insurance risk on its behalf.
•Mission Europe: Mission Holdings Europe Ltd., one of our subsidiaries.

•Mission Members: Specialty underwriters that operate and develop through Mission Underwriters and in which we have an equity ownership interest.
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
•Mission US: Mission Underwriting Holdings, LLC.
•Net Revenue Retention: Expressed as a percentage, the current period’s Exchange Written Premium of Members that were actively writing Exchange Written Premium in the prior period divided by these same Members’ prior-period Exchange Written Premium. This measure demonstrates an aggregate measure of the net growth of Exchange Written Premium from Members.
•Owned Members: Members in which Accelerant either has a minority equity ownership interest or controlling equity interest.
•Owned Premium: The premium produced by Mission Members and Owned Members, who receive commissions for sourcing and underwriting business.
•Primary Insurance Company: Licensed carriers who write business and thus are responsible for insurance policy forms, rate filings, etc. Primary Insurance Companies may reinsure a portion of the risk they have written to third-party reinsurers.
•Reinsurer: An insurance company that insures risk written by another insurance company. Reinsurers generally are not required to be licensed directly in a given jurisdiction to provide such reinsurance coverage; however, absent any such license, reinsurers are limited only to writing such risk in a secondary reinsurance capacity and not in a primary direct capacity.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Accelerant Holdings
Condensed Consolidated Balance Sheets (unaudited)
	September 30, 2025	December 31, 2024
(expressed in millions of US dollars, except share data)
Assets
Investments
Short-term investments available for sale, at fair value (amortized cost 2025: $64.8 and 2024: $65.0)	$64.8	$64.8
Fixed maturity securities available for sale, at fair value (amortized cost 2025: $716.9 and 2024: $485.6)	721.9	479.5
Equity method investments	9.4	18.2
Other investments	81.7	45.3
Total investments	877.8	607.8
Cash, cash equivalents and restricted cash	1,675.9	1,273.0
Premiums receivable (net of allowance 2025: $2.9 and 2024: $2.4)	922.0	791.9
Ceded unearned premiums	1,868.0	1,558.4
Reinsurance recoverables on unpaid losses and LAE	1,552.9	1,069.5
Other reinsurance recoverables	527.1	364.3
Deferred acquisition costs	59.0	60.7
Goodwill and other intangible assets, net	116.5	64.0
Capitalized technology development costs, net	95.7	83.6
Other assets	164.5	221.7
Total assets	$7,859.4	$6,094.9
Liabilities and shareholders' equity
Unpaid losses and loss adjustment expenses	$1,841.4	$1,294.4
Unearned premiums	2,167.5	1,803.2
Payables to reinsurers	1,219.5	1,109.0
Deferred ceding commissions	226.0	193.0
Funds held under reinsurance	1,132.5	746.9
Insurance balances payable	173.5	148.0
Debt	121.9	121.4
Accounts payable and other liabilities	273.3	252.0
Total liabilities	7,155.6	5,667.9
Commitments and contingencies (Note 18)
Equity
Redeemable preference shares
Class C convertible preference shares (issued and outstanding 2024: 5,556,546)	—	104.4
Shareholders' equity
Convertible preference shares:
Class A (issued and outstanding 2024: 20,955,497)	—	236.7
Class B (issued and outstanding 2024: 12,569,691)	—	145.1
Common shares (par value $0.000001 per share, issued and outstanding 2025: Class A - 114,578,616; Class B - 107,241,428 and 2024: 166,185,094)	—	—
Additional paid-in capital	2,213.9	124.8
Accumulated other comprehensive loss	(1.5)	(19.5)
Accumulated deficit	(1,536.3)	(182.8)
Total Accelerant shareholders' equity	676.1	304.3
Non-controlling interests	27.7	18.3
Total equity	703.8	427.0
Total liabilities and equity	$7,859.4	$6,094.9
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(expressed in millions of US dollars)	2025	2024	2025	2024
Revenues
Ceding commission income	$92.3	$62.1	$264.6	$186.2
Direct commission income	43.4	17.2	105.7	38.9
Net earned premiums	82.1	59.3	215.7	155.5
Net investment income	10.1	11.0	35.1	27.6
Net realized gains on investments	3.5	0.1	6.2	0.5
Net unrealized gains on investments	36.0	4.0	37.2	3.2
Total revenues	267.4	153.7	664.5	411.9
Expenses
Losses and loss adjustment expenses	50.8	39.7	147.3	111.6
Amortization of deferred acquisition costs	22.8	23.1	58.1	62.0
General and administrative expenses (1)	115.8	67.3	280.2	178.0
Interest expenses	2.6	3.1	7.7	9.1
Depreciation and amortization	10.0	5.8	25.7	16.2
Profits interest distribution expenses (2)	1,379.7	—	1,379.7	—
Net foreign exchange (gains) losses	(2.4)	5.4	14.9	3.6
Other expenses	45.6	8.0	70.6	22.4
Total expenses	1,624.9	152.4	1,984.2	402.9
(Loss) income before income taxes	(1,357.5)	1.3	(1,319.7)	9.0
Income tax (expense) benefit	(9.5)	8.1	(26.4)	(6.7)
Net (loss) income	(1,367.0)	9.4	(1,346.1)	2.3
Adjustment for net (income) loss attributable to non-controlling interests	(1.8)	(1.3)	(7.4)	3.9
Deemed dividend upon redemption of Class C preference shares	(70.9)	—	(70.9)	—
Net (loss) income attributable to Accelerant common shareholders	$(1,439.7)	$8.1	$(1,424.4)	$6.2

Net (loss) income attributable to Accelerant per common share:
Basic	$(6.99)	$0.05	$(7.93)	$0.04
Diluted	$(6.99)	$0.04	$(7.93)	$0.03

Weighted-average common shares outstanding:
Basic	206,064,119	166,185,094	179,624,179	165,913,933
Diluted	206,064,119	199,710,283	179,624,179	199,384,420
(1) General and administrative expenses include share-based compensation expenses of $27.0 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively and $32.4 million and $6.3 million for the nine months ended September 30, 2025 and 2024, respectively.
(2) Non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 Class A common shares of the Company held by Accelerant Holdings LP to certain officers and employees of the Company that fully vested upon the Company's July 25, 2025 initial public offering (IPO). The ultimate settlement of the profit interest awards was equity neutral because the contribution of the shares to officers and employees was reflected as a capital contribution to the Company by Accelerant Holdings LP, which represented an equal and offsetting amount to the associated non-cash expense. For further information, refer to Note 12.
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(expressed in millions of US dollars)	2025	2024	2025	2024
Net (loss) income	$(1,367.0)	$9.4	$(1,346.1)	$2.3
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(2.1)	(5.5)	8.2	(2.1)
Unrealized (losses) gains on fixed maturity securities:
Unrealized (losses) gains on fixed maturity securities	(2.1)	4.9	7.3	2.8
Reclassification adjustments for losses recognized in net income	0.8	0.1	3.1	0.1
Other comprehensive (loss) income, net of tax	(3.4)	(0.5)	18.6	0.8
Total comprehensive (loss) income	(1,370.4)	8.9	(1,327.5)	3.1
Adjustment for comprehensive (income) loss attributable to non-controlling interests	(1.6)	(1.7)	(8.0)	3.5
Comprehensive (loss) income attributable to Accelerant	$(1,372.0)	$7.2	$(1,335.5)	$6.6
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Equity (unaudited)

(expressed in millions of US dollars)	Class C convertible preference shares	Class A convertible preference shares	Class B convertible preference shares	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Three Months Ended September 30, 2025
Balance, July 1, 2025	$104.4	$236.7	$145.1	$130.2	$1.7	$(167.5)	$346.2	$31.6	$482.2
Net (loss) income	—	—	—	—	—	(1,368.8)	(1,368.8)	1.8	(1,367.0)
Other comprehensive loss	—	—	—	—	(3.2)	—	(3.2)	(0.2)	(3.4)
Issuance of Class A common shares, net of issuance costs	—	—	—	376.0	—	—	376.0	—	376.0
Deemed dividend for Class C preference shares redemption	70.9	—	—	(70.9)	—	—	(70.9)	—	—
Redemption of Class C convertible preference shares	(175.3)	—	—	—	—	—	—	—	(175.3)
Conversion of Class A and B convertible preference shares	—	(236.7)	(145.1)	381.8	—	—	—	—	—
Accelerant Holdings LP contribution for profits interest distribution	—	—	—	1,379.7	—		1,379.7	—	1,379.7
Share-based compensation (1)	—	—	—	17.2	—	—	17.2	—	17.2
Dividends paid to and other transactions with non-controlling interests	—	—	—	(0.1)	—	—	(0.1)	(5.5)	(5.6)
Balance, September 30, 2025	$—	$—	$—	$2,213.9	$(1.5)	$(1,536.3)	$676.1	$27.7	$703.8
(1) Amount represents the sub-set of share-based compensation associated with our common shares, representing a portion of the total $27.0 million of share-based compensation recorded through our statement of operations in the period (which includes additional expenses related to subsidiary and MGA share-based incentive plans). For further information, refer to Note 12.

(expressed in millions of US dollars)	Class A convertible preference shares	Class B convertible preference shares	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Three Months Ended September 30, 2024
Balance, July 1, 2024	$236.7	$145.1	$110.7	$(6.2)	$(211.9)	$274.4	$8.3	$282.7
Net income	—	—	—	—	8.1	8.1	1.3	9.4
Other comprehensive (loss) income	—	—	—	(0.9)	—	(0.9)	0.4	(0.5)
Share-based compensation	—	—	2.5	—	—	2.5	—	2.5
Dividends paid to non-controlling interests	—	—	—	—	—	—	(0.7)	(0.7)
Balance, September 30, 2024	$236.7	$145.1	$113.2	$(7.1)	$(203.8)	$284.1	$9.3	$293.4
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Equity (unaudited) (continued)

(expressed in millions of US dollars)	Class C convertible preference shares	Class A convertible preference shares	Class B convertible preference shares	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Nine months ended September 30, 2025
Balance, January 1, 2025	$104.4	$236.7	$145.1	$124.8	$(19.5)	$(182.8)	$304.3	$18.3	$427.0
Net (loss) income	—	—	—	—	—	(1,353.5)	(1,353.5)	7.4	(1,346.1)
Other comprehensive income	—	—	—	—	18.0	—	18.0	0.6	18.6
Issuance of Class A common shares, net of issuance costs	—	—	—	376.0	—	—	376.0	—	376.0
Deemed dividend for Class C preference shares redemption	70.9	—	—	(70.9)	—	—	(70.9)	—	—
Redemption of Class C convertible preference shares	(175.3)	—	—	—	—	—	—	—	(175.3)
Conversion of Class A and B convertible preference shares	—	(236.7)	(145.1)	381.8	—	—	—	—	—
Accelerant Holdings LP contribution for profits interest distribution	—	—	—	1,379.7	—		1,379.7	—	1,379.7
Share-based compensation (1)	—	—	—	22.6	—	—	22.6	—	22.6
Dividends paid to and other transactions with non-controlling interests	—	—	—	(0.1)	—	—	(0.1)	1.4	1.3
Balance, September 30, 2025	$—	$—	$—	$2,213.9	$(1.5)	$(1,536.3)	$676.1	$27.7	$703.8
(1) Amount represents the sub-set of share-based compensation associated with our common shares, representing a portion of the total $32.4 million of share-based compensation recorded through our statement of operations in the period (which includes additional expenses related to subsidiary and MGA share-based incentive plans). For further information, refer to Note 12.

(expressed in millions of US dollars)	Class A convertible preference shares	Class B convertible preference shares	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Nine months ended September 30, 2024
Balance, January 1, 2024	$236.7	$145.1	$146.2	$(7.5)	$(210.0)	$310.5	$(23.8)	$286.7
Net income (loss)	—	—	—	—	6.2	6.2	(3.9)	2.3
Other comprehensive income	—	—	—	0.4	—	0.4	0.4	0.8
Share-based compensation	—	—	6.3	—	—	6.3	—	6.3
Dividends paid to and other transactions with non-controlling interests	—	—	(39.3)	—	—	(39.3)	36.6	(2.7)
Balance, September 30, 2024	$236.7	$145.1	$113.2	$(7.1)	$(203.8)	$284.1	$9.3	$293.4
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(expressed in millions of US dollars)	2025	2024
Cash flows from operating activities
Net (loss) income	$(1,346.1)	$2.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in net income:
Profits interest distribution expenses	1,379.7	—
Net realized gains on investments	(6.2)	(0.5)
Net unrealized gains on investments	(37.2)	(3.2)
Earnings from equity method investments	(1.5)	(1.7)
Share-based compensation expenses (1)	22.6	6.3
Depreciation and amortization	25.7	16.2
Deferred income tax benefit	(11.8)	(35.6)
Net foreign exchange losses	14.9	3.6
Net accretion of discount on fixed maturity securities and short-term investments	(5.9)	(3.9)
Other, net	2.8	1.0
Changes in operating assets and liabilities:
Premiums receivable	(102.7)	(212.7)
Ceded unearned premiums	(280.6)	(481.1)
Reinsurance recoverables on unpaid losses and LAE	(460.5)	(314.8)
Other reinsurance recoverables	(152.8)	(39.0)
Deferred acquisition costs	1.9	(10.2)
Unpaid losses and loss adjustment expenses	483.6	340.1
Unearned premiums	292.1	489.6
Payables to reinsurers	86.3	505.2
Deferred ceding commissions	48.7	64.9
Funds held under reinsurance	383.1	164.7
Insurance balances payable	23.4	13.3
Other assets, accounts payable and other liabilities	23.7	39.4
Net cash provided by operating activities	383.2	543.9
Cash flows from investing activities
Proceeds from sales of:
Equity securities	—	115.2
Fixed maturity securities	150.8	21.6
Equity method investments	1.1	—
Other investments	3.6	0.3
Maturities of fixed maturity securities	40.0	14.8
Payments for purchases of:
Fixed maturity securities	(397.9)	(313.5)
Equity method investments	(0.8)	(4.1)
Net change in short-term investments	4.9	(39.4)
Purchases of subsidiaries, net of cash acquired	(9.9)	—
Capitalized technology development expenditures	(29.8)	(25.3)
Other, net	(0.3)	(0.8)
Net cash used in investing activities	(238.3)	(231.2)
Cash flows from financing activities
Redemption of Class C convertible preference shares	(175.3)	—
Issuance of common shares, net of issuance costs (2)	392.0	—
Credit facility borrowings	5.0	—
Credit facility repayment	(5.0)	—
Issuance of debt, net of issuance costs	—	49.7
Payment of debt	—	(50.4)
Dividends paid to non-controlling interests	(7.2)	(2.7)
Net cash provided by (used in) financing activities	209.5	(3.4)
Net increase in cash, cash equivalents and restricted cash	354.4	309.3
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	48.5	0.3
Cash, cash equivalents and restricted cash at beginning of period	1,273.0	775.4
Cash, cash equivalents and restricted cash at end of period	$1,675.9	$1,085.0
(1) Share-based compensation expenses related to our Class A common shares. For additional information, refer to Note 12.
(2) For additional information regarding the July 2025 IPO of our Class A common shares and related issuance costs, refer to Note 10.
    See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Cash Flows (unaudited ) (continued)

	Nine Months Ended September 30,
(expressed in millions of US dollars)	2025	2024
Supplemental cash flows information
Interest on debt paid	$7.6	$8.3
Income taxes paid	44.1	32.2
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	1,604.0	1,064.8
Restricted cash and cash equivalents	71.9	20.2
Total cash, cash equivalents and restricted cash	$1,675.9	$1,085.0
See accompanying notes to the unaudited condensed consolidated financial statements.
Supplemental non-cash activity information:
For the nine months ended September 30, 2025, we had the following significant non-cash investing and financing activities:
•We recognized non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 Class A common shares of the Company held by Accelerant Holdings LP to certain officers and employees of the Company that fully vested at the time of the IPO. For further information, refer to Note 12.
•In connection with the IPO, all outstanding Class A convertible preference shares and Class B convertible preference shares automatically converted into Class A common shares and Class B common shares (as applicable). The carrying values of Class A convertible preference shares and Class B convertible preference shares at the conversion were $236.7 million and $145.1 million, respectively. For further information, refer to Note 10.
•We issued 1,833,481 of our Class A common shares in exchange for the remaining 25% equity interests of Agribusiness Risk Underwriters that we did not previously own. For further information, refer to Note 11.
For the nine months ended September 30, 2024, we had non-cash operating activities related to a novation transaction consisting of the recognition of a deposit liability of $43.6 million within "Accounts payable and other liabilities " equal to the amount of premium consideration receivable in anticipation of the transfer of a trust balance in settlement of the deposit liability. Additionally, we recorded $19.8 million of unearned premiums, net of commission, related to the assumption of policies with an unexpired portion of risk coverage period, to be settled in cash. In each case, the amounts receivable are recorded within "Premiums receivable" in our condensed consolidated balance sheets.
For the nine months ended September 30, 2024, we had non-cash financing activities consisting of the issuance of common shares with a fair value of $7.0 million as consideration for the acquisition of all the outstanding common equity ownership interest in Mission, together with the issuance of convertible preference shares as an anti-dilutive measure to existing shareholders for no consideration.

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
In our opinion, these unaudited condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature necessary to fairly state our financial position as of September 30, 2025, our results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for any interim period are not necessarily indicative of results for the full year.
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
Initial Public Offering ("IPO")
On July 25, 2025, the Company completed its IPO. For additional information regarding the related net proceeds, equity impact, use of proceeds and expenses associated with the Accelerant Holdings LP distribution and our equity award plans, refer to Note 10 and Note 12.
Common and preference share subdivision
In connection with preparing for its IPO, the Company's Board of Directors approved amendments to the authorized share capital of the Company, which were subsequently approved by the Company's shareholders and became effective on July 14, 2025. Pursuant to these amendments:
•an 83.6690-for-1 share subdivision of the Company's common and preference shares was approved; and
•the authorized number of common shares and preference shares were increased to 252,652,430 and 39,089,474, respectively.
All share and per share amounts in these unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to such share subdivision.

2. Summary of significant accounting policies
There were no material changes to the Company’s significant accounting policies from those that were disclosed in our audited consolidated financial statements included in the Prospectus.
Future application of accounting standards
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for the costs to develop software for internal use. The standard amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The standard is effective for all entities for annual periods beginning after December 15, 2027. The standard can be applied on a prospective basis, a retrospective basis or a modified basis for in-process projects. We are assessing the impact of this standard.
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
The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The standard will be applied on a prospective basis with the option to apply the standard retrospectively. This standard will not have any impact to the amounts recorded within our consolidated financial statements, but will result in expanded disclosures in our 2025 annual consolidated financial statements.
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
The following includes the financial results of our three reportable segments for the three and nine months ended September 30, 2025 and 2024. Corporate functions and certain other businesses and operations are included in Corporate and Other.

Financial information by segment:

	Three Months Ended September 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$29.0	$29.0	$—	$63.3	$92.3
Direct commission income
Affiliated entities	61.1	28.5	—	89.6	—	(89.6)	—
Unaffiliated entities	22.8	20.6	—	43.4	—	—	43.4
Net earned premiums	—	—	82.1	82.1	—	—	82.1
Net investment income	1.1	1.0	6.1	8.2	1.9	—	10.1
Net realized gains on investments	—	3.1	0.4	3.5	—	—	3.5
Net unrealized gains on investments	—	27.6	—	27.6	8.4	—	36.0
Segment revenues	85.0	80.8	117.6	283.4	10.3	(26.3)	267.4
Losses and loss adjustment expenses	—	—	50.8	50.8	—	—	50.8
Amortization of deferred acquisition costs	—	—	34.9	34.9	—	(12.1)	22.8
General and administrative expenses (3) (4) (5)	25.8	35.4	14.3	75.5	23.6	(10.3)	88.8
Adjusted EBITDA	$59.2	$45.4	$17.6	$122.2	$(13.3)	$(3.9)	105.0
Interest expenses							(2.6)
Depreciation and amortization							(10.0)
Profits interest distribution expenses							(1,379.7)
Share-based compensation expenses (5)							(27.0)
Net foreign exchange gains							2.4
Other expenses (6)							(45.6)
Loss before income taxes							$(1,357.5)
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
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$18.1	$22.7	$6.9	$47.7
Consulting and professional fees	4.3	3.5	2.5	10.3
Other administrative expenses	3.4	9.2	4.9	17.5
Total general and administrative expenses	$25.8	$35.4	$14.3	$75.5
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations.
(6) Other expenses for the three months ended September 30, 2025 consist of a $25.0 million termination fee for our former management services agreement contract with Altamont Capital, $12.0 million of professional costs related to corporate development and capital raise activities (including $4.3 million specifically related to our IPO that were not eligible for capitalization as issuance costs), $5.2 million of system development non-operating costs, $2.4 million of Mission profits sharing expense and $1.0 million of other individually insignificant costs.

	Three Months Ended September 30, 2024
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$15.4	$15.4	$—	$46.7	$62.1
Direct commission income
Affiliated entities	55.5	32.3	—	87.8	—	(87.8)	—
Unaffiliated entities	7.7	9.5	—	17.2	—	—	17.2
Net earned premiums	—	—	59.3	59.3	—	—	59.3
Net investment income	0.4	1.1	8.9	10.4	0.6	—	11.0
Net realized gains on investments	—	—	0.1	0.1	—	—	0.1
Net unrealized gains on investments	—	—	—	—	4.0	—	4.0
Segment revenues	63.6	42.9	83.7	190.2	4.6	(41.1)	153.7
Losses and loss adjustment expenses	—	—	39.7	39.7	—	—	39.7
Amortization of deferred acquisition costs	—	—	30.1	30.1	—	(7.0)	23.1
General and administrative expenses (3) (4) (5)	18.0	25.2	31.5	74.7	6.7	(16.6)	64.8
Adjusted EBITDA	$45.6	$17.7	$(17.6)	$45.7	$(2.1)	$(17.5)	$26.1
Interest expenses							(3.1)
Depreciation and amortization							(5.8)
Share-based compensation expenses (5)							(2.5)
Net foreign exchange losses							(5.4)
Other expenses (6)							(8.0)
Income before income taxes							$1.3
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
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$12.3	$18.9	$11.1	$42.3
Consulting and professional fees	3.2	1.9	3.1	8.2
Other administrative expenses	2.5	4.4	17.3	24.2
Total general and administrative expenses	$18.0	$25.2	$31.5	$74.7
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations.
(6) Other expenses for the three months ended September 30, 2024 consist of $2.5 million system development non-operating costs, $4.3 million of professional costs related to corporate development and capital raise activities and $1.2 million of other individually insignificant costs.

	Nine Months Ended September 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$77.8	$77.8	$—	$186.8	$264.6
Direct commission income
Affiliated entities	189.1	99.0	—	288.1	—	(288.1)	—
Unaffiliated entities	49.6	56.1	—	105.7	—	—	105.7
Net earned premiums	—	—	215.7	215.7	—	—	215.7
Net investment income	2.8	2.8	25.8	31.4	3.7	—	35.1
Net realized gains on investments	—	5.2	1.0	6.2	—	—	6.2
Net unrealized gains on investments	—	27.1	—	27.1	10.1	—	37.2
Segment revenues	241.5	190.2	320.3	752.0	13.8	(101.3)	664.5
Losses and loss adjustment expenses	—	—	147.3	147.3	—	—	147.3
Amortization of deferred acquisition costs	—	—	87.6	87.6	—	(29.5)	58.1
General and administrative expenses (3) (4) (5)	79.6	100.4	40.6	220.6	54.5	(27.3)	247.8
Adjusted EBITDA	$161.9	$89.8	$44.8	$296.5	$(40.7)	$(44.5)	$211.3
Interest expenses							(7.7)
Depreciation and amortization							(25.7)
Profits interest distribution expenses							(1,379.7)
Share-based compensation expenses (5)							(32.4)
Net foreign exchange losses							(14.9)
Other expenses (6)							(70.6)
Loss before income taxes							$(1,319.7)
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
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$53.6	$67.9	$20.0	$141.5
Consulting and professional fees	13.4	11.9	8.2	33.5
Other administrative expenses	12.6	20.6	12.4	45.6
Total general and administrative expenses	$79.6	$100.4	$40.6	$220.6
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations.
(6) Other expenses for the nine months ended September 30, 2025 consist of a $25.0 million termination fee for our former management services agreement contract with Altamont Capital, $13.4 million of system development non-operating expenses, $21.7 million of professional costs related to corporate development and capital raise activities (including $5.0 million specifically related to our IPO that were not eligible for capitalization as issuance costs), $8.4 million of Mission profits sharing expense and $2.1 million of individually insignificant costs.

	Nine Months Ended September 30, 2024
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$65.0	$65.0	$—	$121.2	$186.2
Direct commission income
Affiliated entities	143.4	76.6	—	220.0	—	(220.0)	—
Unaffiliated entities	14.8	24.1	—	38.9	—	—	38.9
Net earned premiums	—	—	155.5	155.5	—	—	155.5
Net investment income	0.7	2.9	23.3	26.9	0.7	—	27.6
Net realized gains on investments	—	—	0.5	0.5	—	—	0.5
Net unrealized (losses) gains on investments	—	—	(0.8)	(0.8)	4.0	—	3.2
Segment revenues	158.9	103.6	243.5	506.0	4.7	(98.8)	411.9
Losses and loss adjustment expenses	—	—	111.6	111.6	—	—	111.6
Amortization of deferred acquisition costs	—	—	77.4	77.4	—	(15.4)	62.0
General and administrative expenses (3) (4) (5)	45.7	76.6	70.2	192.5	20.6	(41.4)	171.7
Adjusted EBITDA	$113.2	$27.0	$(15.7)	$124.5	$(15.9)	$(42.0)	$66.6
Interest expenses							(9.1)
Depreciation and amortization							(16.2)
Share-based compensation expenses (5)							(6.3)
Net foreign exchange losses							(3.6)
Other expenses (6)							(22.4)
Income before income taxes							$9.0
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
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$31.5	$54.8	$31.1	$117.4
Consulting and professional fees	7.5	5.2	10.6	23.3
Other administrative expenses	6.7	16.6	28.5	51.8
Total general and administrative expenses	$45.7	$76.6	$70.2	$192.5
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations.
(6) Other expenses for the nine months ended September 30, 2024 consists of $11.8 million of system development non-operating costs, $8.5 million of professional costs related to corporate development and capital raise activities and $2.1 million of individually insignificant costs.

The following table presents our total assets by reportable segments:

(in millions)	September 30, 2025	December 31, 2024
Exchange Services	$812.9	$653.8
MGA Operations	429.0	303.0
Underwriting	7,015.9	5,589.9
Corporate and eliminations	(398.4)	(451.8)
Total	$7,859.4	$6,094.9
As of September 30, 2025, our equity method investments (as further detailed in Note 4) consisted of $5.0 million held by the MGA Operations segment and $4.4 million within Corporate and Other. As of December 31, 2024, our equity method investments consisted of $14.0 million held by the MGA Operations segment and $4.2 million within Corporate and Other. In addition, expenditures for additions to long-lived assets are not material and and are not reported to our CODM.
All our revenues from external customers were attributable to various geographic locations outside of the Cayman Islands, based on where the insurance policies or services were sold. There were no reportable major customers that accounted for 10% or more of our consolidated revenue for the three and nine months ended September 30, 2025 and 2024.
The following table presents our revenues by geography:

	Three Months Ended September 30, 2025
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$62.0	$30.3	$92.3
Direct commission income	27.3	16.1	43.4
Net earned premiums	25.9	56.2	82.1
Net investment income	6.9	3.2	10.1
Net realized gains on investments	2.8	0.7	3.5
Net unrealized gains on investments	36.0	—	36.0
Total revenues	$160.9	$106.5	$267.4

	Three Months Ended September 30, 2024
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$35.6	$26.5	$62.1
Direct commission income	10.2	7.0	17.2
Net earned premiums	34.6	24.7	59.3
Net investment income	6.2	4.8	11.0
Net unrealized gains (losses) on investments	4.1	(0.1)	4.0
Total revenues	$90.6	$63.1	$153.7

	Nine Months Ended September 30, 2025
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$188.7	$75.9	$264.6
Direct commission income	59.6	46.1	105.7
Net earned premiums	67.8	147.9	215.7
Net investment income	22.1	13.0	35.1
Net realized gains on investments	3.2	3.0	6.2
Net unrealized gains on investments	37.2	—	37.2
Total revenues	$378.6	$285.9	$664.5

	Nine Months Ended September 30, 2024
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$100.0	$86.2	$186.2
Direct commission income	22.0	16.9	38.9
Net earned premiums	100.4	55.1	155.5
Net investment income	14.6	13.0	27.6
Net realized (losses) gains on investments	(0.1)	0.6	0.5
Net unrealized gains (losses) on investments	4.0	(0.8)	3.2
Total revenues	$240.9	$171.0	$411.9
(1) For further information on the impacts of sliding scale commission adjustments on our ceding commission income for the three and nine months ended September 30, 2025 and 2024 resulting from the loss experience of covered insurance contracts, refer to Note 8.

4. Investments
Unrealized gains and losses on available for sale fixed maturity and short-term investments, at fair value
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of fixed maturity and short-term investments, were as follows:

	September 30, 2025
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate	$276.9	$3.0	$(0.2)	$279.7
US government and agency	152.4	1.3	(0.1)	153.6
Non-US government and agency	234.0	1.3	(0.9)	234.4
Residential mortgage-backed	62.8	0.6	(0.5)	62.9
Commercial mortgage-backed	20.1	0.3	—	20.4
Other asset-backed securities	35.5	0.2	—	35.7
Total fixed maturity and short-term investments	$781.7	$6.7	$(1.7)	$786.7

	December 31, 2024
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate	$175.5	$0.8	$(2.3)	$174.0
US government and agency	128.9	0.1	(0.8)	128.2
Non-US government and agency	161.1	0.5	(3.0)	158.6
Residential mortgage-backed	44.4	0.1	(1.5)	43.0
Commercial mortgage-backed	18.6	—	(0.2)	18.4
Other asset-backed securities	22.1	0.1	(0.1)	22.1
Total fixed maturity and short-term investments	$550.6	$1.6	$(7.9)	$544.3
The following table summarizes, for all our available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	September 30, 2025
	Less than 12 months		12 Months or more		Total
(in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate	$57.6	$(0.2)	$—	$—	$57.6	$(0.2)
US government and agency	—	—	4.8	(0.1)	4.8	(0.1)
Non-US government and agency	124.2	(0.8)	3.0	(0.1)	127.2	(0.9)
Residential mortgage-backed	—	—	3.4	(0.5)	3.4	(0.5)
Total fixed maturity and short-term investments	$181.8	$(1.0)	$11.2	$(0.7)	$193.0	$(1.7)

	December 31, 2024
	Less than 12 months		12 Months or more		Total
(in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate	$85.4	$(2.2)	$6.5	$(0.1)	$91.9	$(2.3)
US government and agency	66.3	(0.6)	4.7	(0.2)	71.0	(0.8)
Non-US government and agency	93.5	(3.0)	—	—	93.5	(3.0)
Residential mortgage-backed	29.0	(0.8)	5.1	(0.7)	34.1	(1.5)
Commercial mortgage-backed	13.2	(0.2)	0.5	—	13.7	(0.2)
Other asset-backed securities	12.1	(0.1)	—	—	12.1	(0.1)
Total fixed maturity and short-term investments	$299.5	$(6.9)	$16.8	$(1.0)	$316.3	$(7.9)
We did not recognize the unrealized losses in earnings on these fixed maturity and short-term investments as of September 30, 2025 and December 31, 2024 because we determined that such losses were due to non-credit factors that are temporary in nature. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.
Contractual maturity
The amortized cost and fair values of our fixed maturity and short-term investments by contractual maturity were as follows:

	September 30, 2025
(in millions)	Amortized cost	Fair value
Due in one year or less	$127.0	$127.2
Due after one year through five years	456.9	460.9
Due after five years through ten years	78.9	79.1
Due after ten years	0.5	0.5
Residential mortgage-backed	62.8	62.9
Commercial mortgage-backed	20.1	20.4
Other asset-backed securities	35.5	35.7
Total	$781.7	$786.7
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

Details regarding our equity method investments were as follows:

	September 30, 2025		December 31, 2024
(in millions)	Ownership %	Carrying value	Ownership %	Carrying value
MGAs	19.0% - 20.0%	$1.9	19.0% - 20.0%	$11.0
Other	9.2% - 15.0%	7.5	9.4% - 15.0%	7.2
Equity method investments		$9.4		$18.2
In applying the equity method of accounting, we record investments initially at cost and subsequently adjust their carrying value based on our proportionate share of the net income or loss of the investment. As permitted by the applicable accounting guidance, we generally record such investments on a one-to-three-month lag. Our maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in our consolidated balance sheet and any unfunded commitments. As of September 30, 2025, we had unfunded commitments of $6.2 million to our equity method investees.
For the nine months ended September 30, 2025 and 2024, we received dividends from equity method investees of $1.6 million and $0.2 million, respectively.
Details regarding the carrying value of our other investments portfolio were as follows:

(in millions)	September 30, 2025	December 31, 2024
Investment type:
MGAs and TPAs	$57.6	$26.2
Venture funds	24.1	19.1
Other investments	$81.7	$45.3
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
For the three months ended September 30, 2025, we recognized $36.0 million of income as a component of unrealized gains following observable prices related to our other investments. For the nine months ended September 30, 2025, we recognized a $0.5 million impairment charge, and we recognized $37.7 million of income as a component of unrealized gains following observable prices related to our other investments. For the three and nine months ended September 30, 2024, we recognized $4.0 million as a component of unrealized gains following observable prices related to these investments.
We have recognized cumulative income as a component of unrealized gains of $72.5 million, net of cumulative impairments of $0.7 million associated with investments accounted for under the measurement alternative from inception of the related investments.
As of September 30, 2025, we had unfunded commitments of $2.1 million to venture funds.

Net investment income
Investment income and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Interest on cash and cash equivalents	$14.5	$9.7	$38.3	$24.4
Interest on fixed maturity investments	7.0	4.1	18.5	10.5
Income from equity method investments	0.3	0.8	1.5	1.7
Gross investment income	21.8	14.6	58.3	36.6
Interest on funds held under reinsurance	(11.2)	(3.5)	(22.0)	(8.5)
Investment expenses	(0.5)	(0.1)	(1.2)	(0.5)
Net investment income	$10.1	$11.0	$35.1	$27.6
Net realized and unrealized gains on investments
The following table presents net realized and unrealized gains (losses) on our investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net realized gains on investments:
Net realized gains on fixed maturity and short-term investments	$0.4	$0.1	$1.0	$—
Net realized gains on equity securities	—	—	—	0.5
Net realized gains on equity method investments	0.4	—	2.5	—
Net realized gains on other investments	2.7	—	2.7	—
Net realized gains on investments	3.5	0.1	6.2	0.5
Net unrealized gains on investments:
Net unrealized losses on equity securities held at the reporting date	—	—	—	(0.8)
Other investments (1):
Venture funds	4.9	4.0	4.9	4.0
MGAs and TPAs	31.1	—	32.3	—
Net unrealized gains on other investments	36.0	4.0	37.2	4.0
Net unrealized gains on investments	36.0	4.0	37.2	3.2
Net realized and unrealized gains on investments	$39.5	$4.1	$43.4	$3.7
(1) Amounts correspond to income arising from our equity investments accounted for under the measurement alternative (as described above).
Regulated deposits and restricted assets
Certain subsidiaries of the Company are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. Securities on deposit for regulatory and other purposes were $5.0 million and $4.9 million as of September 30, 2025 and December 31, 2024, respectively, which are included in the "Fixed maturity securities available for sale, at fair value" in our condensed consolidated balance sheets.

The following table represents the restricted assets we have pledged in favor of certain ceding companies to collateralized obligations:

(in millions)	September 30, 2025	December 31, 2024
Short-term investments	$8.0	$17.2
Fixed maturity securities	25.6	33.0
Cash and cash equivalents	71.9	47.3
Total	$105.5	$97.5
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
Fair value measurements on a recurring basis
Our financial assets and liabilities measured at fair value on a recurring basis by level were as follows:

	September 30, 2025
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Fixed maturity and short-term investments measured at fair value:
Corporate	$—	$279.7	$—	$279.7
US government and agency	—	153.6	—	153.6
Non-US government and agency	—	234.4	—	234.4
Residential mortgage-backed	—	62.9	—	62.9
Commercial mortgage-backed	—	20.4	—	20.4
Other asset-backed securities	—	35.7	—	35.7
Total fixed maturity and short-term investments	$—	$786.7	$—	$786.7

	December 31, 2024
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Fixed maturity and short-term investments measured at fair value:
Corporate	$—	$174.0	$—	$174.0
US government and agency	—	128.2	—	128.2
Non-US government and agency	—	158.6	—	158.6
Residential mortgage-backed	—	43.0	—	43.0
Commercial mortgage-backed	—	18.4	—	18.4
Other asset-backed securities	—	22.1	—	22.1
Total fixed maturity and short-term investments	$—	$544.3	$—	$544.3
There were no transfers between Level 1, Level 2, or Level 3 for the nine months ended September 30, 2025 and for the year ended December 31, 2024.
Fair value measurements on a non-recurring basis
We measure the fair value of certain assets on a non-recurring basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include our investments in limited partnerships reported in "Other investments" in our condensed consolidated balance sheets.
The following table presents assets measured at fair value on a non-recurring basis:

	September 30, 2025
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Assets measured at fair value:
Other investments:
MGAs and TPAs	$—	$—	$57.6	$57.6
Venture funds	—	—	24.1	24.1
Total	$—	$—	$81.7	$81.7

	December 31, 2024
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Assets measured at fair value:
Other investments:
MGAs	$—	$—	$26.2	$26.2
Venture funds	—	—	19.1	19.1
Total	$—	$—	$45.3	$45.3

Fair value information about financial instruments not measured at fair value
Our estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts) is discussed below:
Debt: As further described in Note 9, given the frequency with which the variable interest rates on our senior unsecured debt reset, the carrying value of our debt measured at amortized cost approximates its fair value as of September 30, 2025 and December 31, 2024. The debt is classified as Level 2.
Remaining financial assets and liabilities: Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature, approximates their fair value as of September 30, 2025 and December 31, 2024.
6. Unpaid losses and loss adjustment expenses
Activity in unpaid losses and LAE reserve is summarized as follows:

	Nine Months Ended September 30,
(in millions)	2025	2024
Gross reserve for unpaid losses and LAE, beginning of year	$1,294.4	$772.5
Less: Reinsurance recoverables, beginning of year	1,069.5	605.5
Net reserve for unpaid losses and LAE, beginning of year	224.9	167.0
Incurred losses and LAE related to:
Current accident year	147.9	100.5
Prior accident years	(0.6)	11.1
Total incurred losses and LAE	147.3	111.6
Paid losses and LAE:
Current accident year	(31.1)	(15.5)
Prior accident years	(65.6)	(59.1)
Total paid losses and LAE	(96.7)	(74.6)
Foreign exchange adjustments	13.0	6.1
Net reserve for unpaid losses and LAE, end of period	288.5	210.1
Reinsurance recoverables on unpaid losses and LAE, end of period	1,552.9	929.8
Gross reserve for unpaid losses and LAE, end of period	$1,841.4	$1,139.9
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
The increase in incurred losses and LAE attributable to prior accident years of $11.1 million for the nine months ended September 30, 2024 primarily related to the EU and UK general liability and property portfolio for members that have either been discontinued or subject to significant responsive underwriting actions.
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
The impacts of reinsurance on earned premiums and loss and loss adjustment expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Written premiums:
Direct	$706.9	$700.1	$2,288.9	$1,909.0
Assumed	85.0	95.4	288.3	164.6
Ceded	(654.0)	(710.7)	(2,348.1)	(1,888.3)
Net written premiums	$137.9	$84.8	$229.1	$185.3

Earned premiums:
Direct	$703.7	$567.1	$2,047.0	$1,494.9
Assumed	79.0	32.4	237.8	69.4
Ceded	(700.6)	(540.2)	(2,069.1)	(1,408.8)
Net earned premiums	$82.1	$59.3	$215.7	$155.5

Loss and LAE:
Direct	$353.0	$294.1	$1,084.8	$792.6
Assumed	39.2	16.5	85.6	33.9
Ceded	(341.4)	(270.9)	(1,023.1)	(714.9)
Net loss and LAE	$50.8	$39.7	$147.3	$111.6
Reinsurance recoverables
Amounts recoverable from reinsurers on paid and unpaid losses and LAE are recognized in a manner consistent with the unpaid losses and LAE associated with the reinsurance and presented as reinsurance recoverables. The balances were as follows:

(in millions)	September 30, 2025	December 31, 2024
Reinsurance recoverables on unpaid losses and LAE	$1,552.9	$1,069.5
Other reinsurance recoverables:
Reinsurance recoverables on paid losses and LAE	452.6	281.4
Deposit assets	74.5	82.9
Total other reinsurance recoverables	527.1	364.3
Reinsurance recoverables	$2,080.0	$1,433.8
For the nine months ended September 30, 2025, we reduced the deposit assets by $9.2 million attributed to actual recoveries. The deposit assets reported as of September 30, 2025, are comprised of expected recoveries, net of accretion, calculated using the interest method.

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
Of the total reinsurance recoverables on paid and unpaid losses and LAE outstanding as of September 30, 2025, 55% were with reinsurers having an A.M. Best rating of "A-" (excellent) or better, and we require reinsurance recoverables with reinsurers that have an A.M. Best rating below "A-" or are not rated by A.M. Best to be subject to collateral arrangements through a combination of letters of credit, funds withheld arrangements or trust agreements. We consider such collateral arrangements, credit ratings assigned to reinsurers by A.M. Best and other historical default rate information in estimating the credit valuation allowance for reinsurance recoverables. The credit valuation allowance was $0.6 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.
8. Deferred acquisition costs and deferred ceding commissions
The following table presents the amounts of policy acquisition costs deferred and amortized for insurance business retained by Accelerant:

	Three Months Ended September 30,
(in millions)	2025	2024
Balance as of July 1,	$51.2	$60.7
Direct commissions and other acquisition costs on retained business	30.6	25.1
Amortization of deferred acquisition costs	(22.8)	(23.1)
Foreign currency translation	—	1.5
Balance as of September 30,	$59.0	$64.2

	Nine Months Ended September 30,
(in millions)	2025	2024
Balance as of January 1,	$60.7	$53.0
Direct commissions and other acquisition costs on retained business	56.1	72.2
Amortization of deferred acquisition costs	(58.1)	(62.0)
Foreign currency translation	0.3	1.0
Balance as of September 30,	$59.0	$64.2

The following table presents the amounts of ceding commissions deferred and amortized:

	Three Months Ended September 30,
(in millions)	2025	2024
Balance as of July 1,	$235.0	$155.6
Deferral of excess ceding commission income over deferred acquisition costs	85.2	94.6
Amortization of deferred excess ceding commission to income	(92.3)	(62.1)
Foreign currency translation	(1.9)	(10.6)
Balance as of September 30,	$226.0	$177.5

	Nine Months Ended September 30,
(in millions)	2025	2024
Balance as of January 1,	$193.0	$120.4
Deferral of excess ceding commission income over deferred acquisition costs	300.9	250.6
Amortization of deferred excess ceding commission to income	(264.6)	(186.2)
Foreign currency translation	(3.3)	(7.3)
Balance as of September 30,	$226.0	$177.5
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
Ceding commission income recognized for the three and nine months ended September 30, 2025 included net increases of $7.7 million and $20.2 million, respectively, due to sliding scale commission adjustments resulting from the favorable loss experience of covered insurance contracts. For the three and nine months ended September 30, 2024, ceding commission income recognized included net reductions of $0.6 million and $7.9 million, respectively, due to sliding scale commission adjustments resulting from the loss experience of covered insurance contracts.

9. Debt
We had the following debt outstanding as of September 30, 2025 and December 31, 2024:

(in millions)	September 30, 2025	December 31, 2024
Senior unsecured debt	$125.0	$125.0
Less: unamortized debt issuance costs	(3.1)	(3.6)
Senior unsecured debt	121.9	121.4
We have a senior unsecured syndicated US dollar denominated loan facility with a September 2029 maturity date with an aggregate outstanding principal balance of $125 million. The credit agreement includes a $50 million revolving credit facility (all of which was unutilized and available as of September 30, 2025). Each borrowing under the revolving credit facility may have a maturity of one, three or six months, at the Company’s election, but may not extend beyond the credit agreement’s maturity date. Such borrowings may be repaid early.
The senior notes are senior unsecured obligations and include a delayed draw term loan ("DDTL") feature that allows us to withdraw predefined amounts. Incremental facilities up to an additional $75 million are available to draw upon request, subject to the agreement of the lenders.
Partial quarterly repayments of the aggregate principal amount are required until the maturity date. Interest payments on the senior notes are due at the end of each period, being a certain month or quarter during which the applicable interest rate has been reset. The interest rate is subject to a sliding scale based on our consolidated senior debt to capitalization ratio and varies between a 3.4% and 4.0% spread in addition to the Secured Overnight Financing Rate ("SOFR"). Interest is calculated based on a 360-day year of twelve 30-day months. Interest expense for the three months ended September 30, 2025 and 2024 was $2.6 million and $3.1 million, respectively. Interest expense for the nine months ended September 30, 2025 and 2024 was $7.7 million and $9.1 million, respectively.
Subject to conditions of optional prepayment, we may voluntarily prepay the senior notes at any time and from time to time, prior to the maturity date without penalty. Any prepayment, in whole or in part, shall include any accrued and unpaid interest thereon to, but excluding, the prepayment date. Any amounts we prepay may not be reborrowed.
The senior notes contain certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on minimum consolidated net worth, maximum leverage levels and a minimum interest coverage ratio. As of September 30, 2025, we were in compliance with all such covenants.
10. Equity
Initial Public Offering
On July 25, 2025, the Company completed its IPO and issued and sold 20,276,280 Class A common shares at a public offering price of $21.00 per share, resulting in net cash proceeds of $392.0 million after deducting the underwriting discounts and commissions and offering costs . Certain of the Company's pre-existing investors participated in the offering as selling shareholders and sold 19,354,044 Class A common shares at the IPO price for which the Company received no proceeds.
The Company used a portion of the net proceeds from the IPO to fund the redemption of the Class C convertible preference shares for $175.3 million in cash (as all holders of the Class C convertible preference shares elected to redeem their shares at the date of its IPO) and to pay a $25.0 million termination fee to an affiliate of Altamont Capital Partners related to a then-existing management services agreement.
As of the closing of the IPO:
•All of our outstanding Class A convertible preference shares and Class B convertible preference shares automatically converted into Class A common shares and Class B common shares (as applicable), with voting attributes described further below.
•Investment funds controlled by Altamont Capital Partners, our equity sponsor, own 90,916,841 Class B common shares, representing 76.7% of the combined voting power of our common shares outstanding (given that each Class B common share is entitled to 10 votes per share as compared to one vote per share for each Class A common share).

Prior to the IPO, deferred offering costs, which consisted of accounting, legal and other fees directly related to the IPO, were capitalized within Other assets on the condensed consolidated balance sheets. In connection with the IPO, $18.9 million of deferred offering costs were reduced and reflected as a reduction of the net proceeds received from the IPO within additional paid in capital such that, in total, the increase in additional paid in capital from the IPO was $376.0 million (which compares to net cash proceeds presented within the consolidated statement of cash flows of $392.0 million, as $16.0 million of offering costs were incurred prior to January 1, 2025).
Common shares:
The Company has two classes of authorized common shares with a par value of $0.0000011951862 per share.
The Company's common shares confer upon its holders the following rights:
•The holders of our Class A common shares are entitled to one vote per share, and the holders of our Class B common shares are entitled to ten votes per share on all matters subject to a vote at the Company's general meetings.
•the right to share in the distribution of dividends, the distribution of assets or any other distribution pro-rata to the par value of the shares held by them; and the right to share in the distribution of any assets for distribution to shareholders upon our liquidation, dissolution or winding up pro-rata to the par value of the shares held by them.
Class A common shares are not convertible to Class B common shares. Class B common shares are convertible to Class A commons shares, on a share-to-share basis, in the following manner:
•at the option of the holder at any time after issuance;
•automatically upon transfer of Class B common shares, other than to a “Permitted Transferee” (defined as the holder, an affiliate, or a trust for their benefit);
•upon enforcement of security interests that result in a third party obtaining legal title;
•on the third anniversary of the IPO, all remaining Class B common shares automatically convert to Class A common shares.
As of September 30, 2025, common shares authorized, issued and outstanding consisted of:
•500,000,000 Class A shares authorized, 114,578,616 issued and outstanding
•140,000,000 Class B shares authorized, 107,241,428 issued and outstanding
As of December 31, 2024, there were 252,652,430 common shares authorized with a par value of $0.0001 per share, and 166,185,094 shares issued and outstanding. Prior to the consummation of the IPO, Accelerant Holdings LP distributed 1,986,221 of our then existing pre-split common shares to holders of existing limited partnership interests of Accelerant Holdings LP in proportion to the economic interests represented by those limited partnership interests. These were subsequently redesignated as 75,988,500 Class A common shares and 90,196,594 Class B common shares on a post-split basis.
Preference shares:
Prior to the IPO, the Company had issued and outstanding Class A, Class B and Class C preference shares. In connection with the IPO, all outstanding Class A convertible preference shares and Class B convertible preference shares automatically converted into Class A common shares and Class B common shares (as applicable). At the date of the IPO, all holders of the Class C convertible preference shares elected to redeem their shares for the stated redemption value of $175.3 million in cash. The $70.9 million difference in redemption value from carrying value was reflected as a deemed dividend and a reduction to additional paid in capital and earnings per share.
As of September 30, 2025, there were 100,000,000 preference shares authorized and no preference shares issued and outstanding. The Board of Directors is authorized, without any action by our shareholders, to designate and issue preference shares in one or more classes and to designate the powers, preferences and rights of each class, which may be greater than the rights of our common shares.
As of December 31, 2024, convertible preference shares authorized, issued and outstanding consist of:
•20,955,646 Class A shares authorized, 20,955,497 issued and outstanding
•12,569,841 Class B shares authorized, 12,569,691 issued and outstanding
•5,563,987 Class C shares authorized, 5,556,546 issued and outstanding

11. Business acquisition
Step acquisition of Agribusiness Risk Underwriters
In July 2025, we executed an agreement to purchase the remaining 25% equity interests of Agribusiness Risk Underwriters ("ARU") that we did not previously own for consideration of 1,833,481 of our Class A common shares. The transaction closed in August 2025 and was reflected as an equity transaction using the basis of the previously outstanding non-controlling interests of $2.4 million, as we previously consolidated ARU as a controlled subsidiary. This amount was offset by a capital transaction of $2.5 million with the non-controlling interests owner.
Acquisition of Corniche Underwriting Ltd. ("Corniche")
In January 2025, our consolidated subsidiary Corniche Acquisition Co. Ltd. acquired an additional 61% of the outstanding share capital of Corniche, a UK based MGA that specializes in the insurance of risks related to the recycling industry, in exchange for $56.2 million of consideration consisting of i) $17.1 million of cash paid at acquisition, $8.6 million paid in July and an additional $8.5 million of cash to be paid in January 2026 that is reflected as a payable within "Accounts payable and other liabilities" in our condensed consolidated balance sheets as of September 30, 2025); ii) our previously held equity interest of $11.0 million; and iii) the non-controlling interests of $11.0 million. The acquisition of the additional 61% interest increased our ownership in Corniche from 19.5% to 80.5%. Previously, we accounted for the investment in Corniche as an equity method investment. Following the completion of the step acquisition, we remeasured our previously held equity interest to fair value at the step acquisition date. Accordingly, we recorded a revaluation gain of $2.0 million within "Net realized gains on investments" in our condensed consolidated statements of operations.
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
Our consolidated financial statements include the results of our acquisitions after their respective closing dates. Revenue, net income, as well as pro forma information is not presented for the Corniche acquisition as such results of operations would not be materially different to the actual results of operations of the Company. Acquisition-related costs pertaining to Corniche incurred during the nine months ended September 30, 2025 were $0.7 million.
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
(1) Total net cash paid to date for the interest in Corniche was $9.5 million, net of cash acquired (consisting of the $25.7 million cash payments to date net of the $16.2 million cash acquired). As noted above, this does not include the final cash payment of $8.5 million that will be due in January 2026.

A roll forward of goodwill and other intangible assets, net, including Corniche and an additional immaterial acquisition as of and for the nine months ended September 30, 2025 is as follows:

(in millions)	Goodwill and other intangible assets, net
Balance as of January 1, 2025	$64.0
Goodwill from acquisition of business	28.2
Other intangible assets from acquisition of business	21.6
Amortization of other intangible assets	(4.0)
Foreign currency translation	6.7
Balance as of September 30, 2025	$116.5
12. Share-based compensation
During the nine months ended September 30, 2025, the Company granted share-based compensation prior to, in conjunction with, and subsequent to the IPO, as described below.
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
Share options granted to employees
In connection with the IPO, to align the long-term interests of certain officers and employees with those of the Company, as well as to settle a pre-existing bonus program (as discussed in Note 20 to the annual consolidated financial statements of the Company), 26,205,555 Class A common share options were also granted to certain officers and employees. The options are backed by Class A common shares issuable upon the exercise of common share option awards in connection with the consummation of the IPO under our Share Incentive Plan, based on the IPO price of $21.00 per share and consisting of (i) common share options with respect to 9,236,398 Class A common shares with an exercise price equal to $22.49; and (ii) common share options with respect to 16,969,157 Class A common shares with an exercise price equal to the IPO price, in each case, vesting with respect to 25% of the Class A common shares subject to the awards on the one-year anniversary of the grant date and in 6.25% quarterly installments through the four-year anniversary of the grant date. The total value of compensation for the option grants was $242.6 million (based upon a Black-Scholes model valuation) to be recognized ratably over the four-year vesting period of the options.
During the second quarter, we granted 3,368,577 options to certain of our employees under our employee Share Incentive Plan. The contractual term of the option awards is ten years from the grant date. The vesting terms of the option awards varied based on the date of the respective employee’s date of service commencement such that a portion of the awards was, in certain instances, vested as of the grant date. The vesting periods per each of the awards varied from two to four years (with either quarterly or annual partial vesting periods over those two to four year full vesting periods).

The fair value of each share option award granted during the nine months ended September 30, 2025 and 2024 was estimated on the date of grant using the following option pricing model assumptions:

	2025	2024
Weighted average expected term (years) - Options granted prior to the IPO	3.0 - 10.0	1.2 - 10.0
Weighted average expected term (years) - Options granted at IPO	6.1	N/A
Risk-free interest rate	3.83% - 4.36%	3.82% - 4.87%
Expected volatility	39%	31% - 38%
Expected dividend yield	0%	0%
For options granted prior to the IPO, we estimated the expected term based on application of the Hull-White valuation method (widely used in the determination of option fair value), assuming that employees exercise their options, on average, when the stock price over strike price reaches a threshold of 2.2. For options granted in conjunction with the IPO we calculated fair value using the Black-Scholes model and utilized the simplified method to estimate the time to expiration for options because, as a newly public company, the Company did not have sufficient exercise data on which to base its own estimate nor historical exercise data for employee stock options, and such data from comparable companies was not easily obtainable.
The risk-free interest rate is based on observed interest rates appropriate for the term of our stock options. Expected volatility is based on companies at a comparable stage, as well as companies in the same or similar industry. The dividend yield assumption is based on the Company’s historical and expected future dividend payouts and may be subject to change in the future.
The following table summarizes the activity related to share option awards for the nine months ended September 30, 2025:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted- Average Fair Value
Outstanding as of January 1, 2025	15,016,536	$19.31	9.1	$—	$2.84
Granted	29,574,132	22.38	9.8	—	9.01
Exercised	—	—	—	—	—
Canceled	(1,573,813)	19.80	—	—	—
Forfeited	(733,802)	19.31	—	—	—
Outstanding as of September 30, 2025	42,283,053	$21.43	9.3	$—	$7.13
Options exercisable as of September 30, 2025	7,032,616	$19.44	8.2	$—	$2.41
Options unvested as of September 30, 2025	35,250,437	$21.83	9.6	$—	$8.07
The weighted average grant-date fair value of share options granted during the nine months ended September 30, 2025 and 2024 was $9.01 and $3.38 per option, respectively.
For the three months ended September 30, 2025 and 2024, share-based compensation expense from share option awards granted was $15.3 million and $2.5 million, respectively, which is included in "General and administrative expenses" in our condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, share-based compensation expense from share option awards granted was $20.7 million and $6.3 million, respectively,
The unrecognized compensation cost related to unvested share option awards as of September 30, 2025 and December 31, 2024 was $269.7 million and $29.6 million, respectively. The weighted average remaining requisite service period as of September 30, 2025 is 2.0 years, over which period the total cost will be amortized as compensation expense within the financial statements.

Restricted Stock Units ("RSUs")
In connection with the IPO, to align the long-term interests of certain officers and employees with those of the Company, 2,381,858 RSUs were granted (538,295 RSUs were fully vested at issuance) which were valued at the IPO price of $21.00 per share and backed by Class A common shares. The 1,843,563 unvested RSUs vest in 6.25% quarterly installments through the four-year anniversary of the grant date.
In August 2025, we granted an additional 77,707 RSUs which were valued at $28.80 per share as of the grant date. These RSUs are also backed by Class A common shares and subject to the same vesting conditions as the RSUs granted in conjunction with the IPO.
The following table summarizes the activity related to RSUs for the nine months ended September 30, 2025:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2025	—	$—
Granted	2,459,565	21.25
Vested	(538,295)	21.00
Forfeited	—	—
Unvested as of September 30, 2025	1,921,270	$21.32
For the three and nine months ended September 30, 2025, share-based compensation expense from RSUs granted was $1.9 million, which is included in "General and administrative expenses" in our condensed consolidated statements of operations.
The total value of compensation for the RSU grants was $52.3 million, with $39.0 million associated with the unvested portion to be recognized as expense ratably over the four-year vesting period. The weighted average remaining requisite service period is 2.0 years, over which period the total cost will be amortized as shared-based compensation expense within the financial statements.
Liability Classified Awards
The Company has issued share-based compensation awards to certain of its employees that are classified as liabilities because they can be settled in either cash or common shares of the Company at its discretion. These awards are subject to both service and performance vesting conditions which were initially met during the third quarter 2025. The fair value of these awards was determined using an earnings multiple approach. For the three and nine months ended September 30, 2025, the share-based compensation expense from the liability classified awards was $9.8 million, which is included in "General and administrative expenses" in our condensed consolidated statements of operations.
The following table summarizes the share-based compensation expense the Company recognized by award type for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Share options	$15.3	$2.5	$20.7	$6.3
RSUs	1.9	—	1.9	—
Liability-classified awards	9.8	—	9.8	—
Total share-based compensation expenses	$27.0	$2.5	$32.4	$6.3

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
13. Earnings per share
The following table sets forth the computation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to Accelerant	$(1,368.8)	$8.1	$(1,353.5)	$6.2
Less: Deemed dividend for Class C preference shares redemption (1)	(70.9)	—	(70.9)	—
Net (loss) income attributable to Accelerant common shareholders	$(1,439.7)	$8.1	$(1,424.4)	$6.2
Denominator:
Weighted-average common shares outstanding - basic	206,064,119	166,185,094	179,624,179	165,913,933
Effect of dilutive securities:
Dilutive common shares (2)	—	33,525,189	—	33,470,487
Weighted-average common shares outstanding - diluted	206,064,119	199,710,283	179,624,179	199,384,420
Net (loss) income attributable to Accelerant per common share:
Basic	$(6.99)	$0.05	$(7.93)	$0.04
Diluted	$(6.99)	$0.04	$(7.93)	$0.03
(1) The difference in redemption value from carrying value is reflected as a deemed dividend and an increase of the Class C preference shares, as well as a corresponding reduction to additional paid in capital and earnings per share.
(2) Potential dilutive common shares consist of all of our convertible preference shares and certain of our share-based compensation options and RSUs described in Note 12. During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive. The potential common shares excluded from the calculation of potential diluted shares outstanding were 2,963,669 and 2,243,862 shares for the three and nine months ended September 30, 2025, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive. The potential common shares excluded from the calculation of potential diluted shares outstanding were 12,970,866 shares for the three and nine months ended September 30, 2024, respectively. Such potential common shares solely related to share options granted and outstanding described in Note 12.
14. Income taxes
For the three months ended September 30, 2025 and 2024, our effective tax rates were (0.7)% and (623.1)%, respectively. For the nine months ended September 30, 2025 and 2024, our effective tax rates were (2.0)% and 74.4%, respectively. We use the estimated annual effective tax rate method for calculating our tax provision in interim periods, which reflects our best estimate of the effective tax rate expected for the full year. The effective tax rates in both periods were impacted by taxable income subject to tax in certain jurisdictions, losses incurred in zero tax rate jurisdictions and valuation allowances offsetting available carry-forward losses in certain jurisdictions.

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
The composition of our effective tax rates among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total effective tax rate, were as follows:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(in millions)	Tax-paying entities	Profits interests and termination fee expenses	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
(Loss) income before income taxes	$44.7	$(1,404.7)	$2.5	$(1,357.5)	$33.1	$(31.8)	$1.3
Income tax (expense) benefit	(9.5)	—	—	(9.5)	8.1	—	8.1
Effective tax rate	21.3%	—	—	(0.7)%	(24.5)%	—	(623.1)%

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(in millions)	Tax-paying entities	Profits interests and termination fee expenses	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
(Loss) income before income taxes	$141.7	$(1,404.7)	$(56.7)	$(1,319.7)	$104.4	$(95.4)	$9.0
Income tax (expense) benefit	(26.4)	—	—	(26.4)	(6.7)	—	(6.7)
Effective tax rate	18.6%	—	—	(2.0)%	6.4%	—	74.4%

The effective tax rate for the three and nine months ended September 30, 2025 included the effects of non-deductible profits interests and termination fee expenses pertaining to the IPO, which impacted the aggregate rate and therefore are presented separately in the tables above. The effective tax rates for the three and nine months ended September 30, 2025 excluding these items would have been 20.1% and 31.1%, respectively.
15. Other assets
Other assets consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Net deferred tax assets	$57.5	$51.6
Commission income receivable	42.7	28.3
Funds withheld by reinsurers	18.6	18.2
Deferred offering costs (1)	—	16.0
Prepaid expenses	14.1	11.8
Related party receivables (refer to Note 17)	—	7.6
Prepaid retrocession premium	4.7	5.3
Other	26.9	82.9
Total	$164.5	$221.7
(1) These costs were deferred pending the completion of the Company’s IPO. For further information on the IPO, refer to Note 10.
16. Accounts payable and other liabilities
Accounts payable and other liabilities consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Premium tax payables	$48.9	$53.7
Commission refund liabilities	43.9	38.8
Deposit liabilities	24.6	43.9
Trade payables	17.6	13.8
Corporation tax payable	2.1	4.4
Accrued expenses and other	136.2	97.4
Total	$273.3	$252.0
17. Related party transactions
For the three and nine months ended September 30, 2025, the Company incurred $0.1 million and $0.8 million, respectively of advisory fees and expenses with Altamont Capital Management LLC, an affiliate. There were no net Altamont Capital Management LLC advisory fees and expenses for the three and nine months ended September 30, 2024.
As referenced in Note 10, the Company agreed to terminate the existing management services agreement between Accelerant Holdings LP and Altamont Capital Management, LLC, dated February 19, 2019 (the “MSA”), which previously set out terms on which, among other things, the Company had compensated Altamont Capital Management, LLC for its services. During July 2025, the Company agreed to pay Altamont Capital a termination fee of $25 million upon the successful consummation of its IPO, at which point the MSA was terminated. Such fee and related expense was reflected within "Other expenses" in our condensed consolidated financial statements.

As discussed in more detail in Note 12, we recognized non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards and other liabilities of Accelerant Holdings LP through the distribution of 65,270,453 Class A common shares of the Company held by Accelerant Holdings LP. Following the consummation of the IPO and related profits interests distribution, the Company's board of directors deemed all residual receivable and payable balances between Accelerant Holdings LP and the Company to be settled as a precursor to the dissolution of Accelerant Holdings LP. As of December 31, 2024, we had a net accounts receivable balance with Accelerant Holdings LP of $6.7 million.
18. Commitments and contingencies
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
Unfunded investment commitments
As of September 30, 2025, we had unfunded commitments of $8.3 million in respect of our limited partnership investments. Refer to Note 4 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and our results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the "Prospectus"). This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and "Risk Factors" in the Prospectus. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Initial Public Offering ("IPO")
On July 25, 2025, the Company completed its IPO. For additional information regarding the related net proceeds, equity impact, use of proceeds and expenses associated with the Accelerant Holdings LP distribution and our equity award plans, refer to Note 10 and Note 12 to our interim condensed consolidated financial statements.
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
By harnessing our proprietary technology, access to data, and industry experience, we believe we have created the future marketplace of the specialty insurance industry. As of September 30, 2025, we had 265 Members (an increase of 17 Members since June 30, 2025) and 92 Risk Capital Partners on our platform and we have grown Exchange Written Premium at a 196% compounded annual growth rate since inception. As we mature and continue to scale our business, we expect our annual growth rate to moderate.
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
Members and Exchange Written Premium Detail

	Three Months Ended September 30,
	2025		2024
($ in millions)	# of Members	Exchange Written Premium	# of Members	Exchange Written Premium
Independent Members	220	$715.8	158	$632.6
Mission Members	30	196.2	29	142.1
Owned Members	15	130.9	17	113.7
Total	265	$1,042.9	204	$888.4
Exchange Premium Growth Rate		17%		94%

	Nine Months Ended September 30,
	2025		2024
($ in millions)	# of Members	Exchange Written Premium	# of Members	Exchange Written Premium
Independent Members	220	$2,189.0	158	$1,574.0
Mission Members	30	569.7	29	360.8
Owned Members	15	341.7	17	294.2
Total	265	$3,100.4	204	$2,229.0
Exchange Premium Growth Rate		39%		84%
Our Risk Capital Partners (“Demand Side” of the Risk Exchange)
Currently, our Risk Capital Partners include third-party insurance companies, reinsurance companies, and institutional investors. As of September 30, 2025, 15 Risk Exchange Insurers (an increase of 1 Risk Exchange Insurer since June 30, 2025) accessed gross premium written directly from the Risk Exchange (on a primary insurance basis) rather than via reinsurance from Accelerant Underwriting, accounting for 26% of the premium written on the Risk Exchange for the nine months ended September 30, 2025, as compared to 14% for the nine months ended September 30, 2024 by 11 Risk Exchange Insurers.

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
For Accelerant Underwriting, we have historically targeted reinsuring approximately 90% of our gross premium written to institutional investors and third-party reinsurers, with Accelerant retaining approximately 10% of the risk associated with these gross premiums written, which we believe demonstrates alignment with our Risk Capital Partners. For the trailing twelve months ended September 30, 2025, Accelerant-Retained Exchange Premium represented 7% of Exchange Written Premium.
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
•MGA Operations: This segment reports all revenue and expenses from Mission Members and Owned Members in which we have majority ownership positions. Equity method accounting is used for Owned Members in which we have a minority equity ownership interest. The largest component of the segment is our investment in the 30 Mission Members as of September 30, 2025. There are 15 Owned Members as of September 30, 2025, of which, nine are majority-owned and controlled by us and therefore consolidated in our financial statements.
•Underwriting: Our Underwriting segment includes all revenue and expenses associated with our Accelerant Underwriting companies (each of which solely operates through the Risk Exchange) and reinsurance companies. We view the Underwriting segment as a strategic capability and source of operational flexibility and alignment with current and prospective Risk Capital Partners. Accelerant Underwriting earns premiums and pays losses from business sourced and retained through the Risk Exchange. Accelerant Underwriting pays commissions to the Risk Exchange as consideration to access this business on market-consistent terms with Risk Exchange Insurers. This is offset by the ceding commission we receive from several third-party reinsurers including Flywheel Re, a reinsurance sidecar, for ceding premium and losses to them. The performance of our Underwriting segment will vary with the performance of the portfolio reinsured to Risk Capital Partners. We expect the portion of Risk Exchange premium underwritten by Accelerant Underwriting to decrease over time, relative to other segments, as Risk Exchange Insurers increase in number and grow their premium written through our Risk Exchange.

A high-level view of our business model is included below (based on activity for the trailing twelve months ended September 30, 2025)(4):
Notes:
(1) Calculated as Exchange Services direct commission income divided by Exchange Written Premium (rounded from 7.6%).
(2) Calculated as $198.6 million of MGA Operations direct commission income, $4.1 million of net investment income, $6.5 million of net realized gains on investments, and $3.2 million of net unrealized losses on investments (after excluding unrealized gains of $30.3 million attributable to investments accounted for under the measurement alternative) divided by Exchange Written Premium attributable to Mission Members and Owned Members (rounded from 17.4%).
(3) Calculated as net earned premium and the amortization of deferred excess ceding commission income, reduced by net losses and the amortization of DAC, plus net investment income and net realized gains and net unrealized gains (losses) on investments expressed as a percentage of total Underwriting gross earned premium, excluding operating expenses (rounded from 3.4%).
(4) The table above references amounts for the trailing twelve months ended September 30, 2025 herein. The GAAP to non-GAAP reconciliation for this period can be derived using amounts presented above for the year ended December 31, 2024 less amounts reported for the nine months ended September 30, 2024 to arrive at the three months ended December 31, 2024, which can be added to the results for the nine months ended September 30, 2025 to arrive at amounts for the trailing twelve months ended September 30, 2025.
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
Access to Third-Party Capital Providers to Support Members
Our future revenue growth also depends, in part, on our ability to expand our relationships with new and existing third-party capital providers to meet the growth of gross premiums sourced by our Members. We believe that the low-hazard, low-limit specialty business that we source from our Members will continue to attract these Risk Capital Partners. Since 2019, we have grown our Risk Capital Partners from two to 92 as of September 30, 2025. As of September 30, 2025, we had 15 Risk Exchange Insurers.

Sourcing a Portfolio with Sustainable Loss Ratios
Our ability to maintain the support of Risk Capital Partners depends, in part, on maintaining an attractive ratio of gross premiums to gross losses and gross commissions that Risk Capital Partners pay to the Risk Exchange. We believe the historic quality of the portfolio written by our Members is reflected by the gross loss ratios of 51.2% and 52.8% for the nine months ended September 30, 2025 and 2024, respectively. We intend to leverage our data and analytics capability and our team of expert underwriters to continue to produce a portfolio with increasing diversification and attractive risk/return characteristics for our Risk Capital Partners.
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
Costs of Being a Public Company
As we operate as a public company, we will be required to continue to implement changes in certain aspects of our business and develop, manage, and train employees to comply with ongoing public company requirements. We will also incur new expenses, including public reporting obligations, proxy statements, shareholder meetings, stock exchange fees, transfer agent fees, SEC and Financial Industry Regulatory Authority ("FINRA") filing fees.
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
Direct commissions paid by one Accelerant entity to another (referred to as “intercompany basis”) are required to be eliminated in consolidation pursuant to generally accepted accounting principles. These include fees paid by Accelerant Underwriting to the Risk Exchange, commissions paid by the Risk Exchange to Mission Members and/or to Owned Members, and fees paid by third party Risk Exchange Insurers to the Risk Exchange on premiums which are assumed by Accelerant Underwriting. These intercompany direct commissions are recognized under “Direct commission income” in our consolidated statements of operations under the segment to which they relate and are fully recognized by the segment when the services and related performance obligations are completed.

While these intercompany basis commissions are all eliminated on a consolidated basis, we nevertheless derive a significant economic benefit from these commissions. Unlike third parties, which bear the costs of the services performed by the Risk Exchange in the form of cash payments, we do not bear the cost of such services once fully eliminated, resulting in less commission amortization expense over the insurance policy term. This has the practical effect of increasing consolidated earnings as the corresponding premiums are earned. Direct commission income paid by third parties in the Exchange Services or MGA Operations segments on premiums that are otherwise not assumed by Accelerant Underwriting are fully recognized in the current period under “Direct commission income” in the statement of operations, to the extent that the underlying services and performance obligations to which they relate have been performed. As more business is written by Risk Exchange Insurers, we expect a higher proportion of direct commission income to be recognized on a consolidated basis (instead of being subject to elimination on an intercompany business basis, as discussed above).
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
Net investment income
Net investment income represents interest earned from fixed maturity securities, short-term securities and other investments. Dividends from equity securities and other investments are also included in net investment income. Interest, dividend income and amortization of fixed maturity market premiums and discounts related to these securities are recorded in net investment income, net of investment management and custody fees. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio.
We have certain unconsolidated investments within our MGA Operations segment and we account for these investments under the equity method, whereby we record our proportionate share of income or loss from such investments within net investment income (or the measurement alternative accounted for at fair value based on observable price changes or impairment whereby such amount is included in net unrealized gains or losses on investments). Any decline in value of equity method investments considered by management to be other than temporary is charged to income in the period in which it is determined.
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
General and administrative expenses
General and administrative expenses primarily consist of salaries, employee benefits and other general operating expenses that are expensed as incurred, and share-based compensation expenses. Generally, we expect our distribution, underwriting, and claims operating expenses to be most closely tied to growth of our membership and Risk Exchange premium volume. However, these and other functions within the Risk Exchange (including costs of supporting the development of the Risk Exchange), and our other segments have large, fixed-cost components that we believe will increase operating leverage as gross premiums continue to grow. Share-based compensation expenses represent amortization of the grant date fair value of equity awards granted to employees and directors, including restricted stock units, stock options, and other awards that can settle in cash or the common shares, over the requisite service period using the straight-line method. Forfeitures are recognized as they occur. The portion of the awards that settle in our common shares are non-cash in nature. We expect share-based compensation expenses to fluctuate over time in connection with new equity grants, changes in our workforce, and the overall structure of our long-term incentive programs.
Interest expenses
Interest expenses primarily relate to amounts paid on our debt financing obligations, including amortized debt issuance costs.
Depreciation and amortization
Depreciation and amortization expenses primarily relate to amortization of capitalized technology development costs, as well as amortization of intangible assets associated with acquisitions of businesses (including our investments in Owned Members).
Profits interest distribution expenses
Projects interest distribution expenses consist of non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 Class A common shares of the Company held by Accelerant Holdings LP to certain officers and employees of the Company that fully vested upon the July 25, 2025 initial public offering (IPO). The ultimate settlement of the profit interest awards was equity neutral as the contribution of the shares to officers and employees was reflected as a capital contribution to the Company by Accelerant Holdings LP in an equal and offsetting amount to the associated non-cash expense.
Other expenses
Other expenses represent costs related to our non-core business operations, primarily related to our global enterprise resource planning system and integrated financial reporting systems, and legal and advisory costs in connection with corporate development activities including mergers and acquisitions, capital raising activities and entity formations that support our growing business. For the three and nine months ended September 30, 2025, other expenses included a termination fee payable to Altamont Capital of $25.0 million related to the then-existing management services agreement.
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
As of September 30, 2025, we had net deferred tax assets of $57.5 million and also apply full valuation allowances to certain of our deferred tax assets of unutilized net operating losses (“NOLs”) and outside basis differences in partnership investments. The NOLs and outside basis differences predominantly arose from start-up losses on certain operating locations that drove significant taxable losses in the early stages of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless indicated)	2025	2024	2025	2024
Number of members	265	204	265	204
Net revenue retention	135%	146%	135%	146%
Exchange written premium(2)	$1,042.9	$888.4	$3,100.4	$2,229.0
Accelerant direct written premium(2)	68%	79%	74%	86%
Third-party direct written premium(2)	32%	21%	26%	14%
Accelerant-retained exchange premium(2)	7%	10%	7%	10%
Exchange written premium growth rate(2)	17%	94%	39%	84%
Total revenues	$267.4	$153.7	$664.5	$411.9
Gross loss ratio	50.1%	51.8%	51.2%	52.8%
(Loss) income before income taxes	$(1,357.5)	$1.3	$(1,319.7)	$9.0
Net (loss) income	$(1,367.0)	$9.4	$(1,346.1)	$2.3
Non-GAAP financial measures(1)
Adjusted net income(1)	$79.8	$19.0	$127.5	$27.3
Adjusted EBITDA(1)	$105.0	$26.1	$211.3	$66.6
Adjusted EBITDA margin(1)	39%	17%	32%	16%
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
As of September 30, 2025, we had 265 Members. Our Members wrote $3.10 billion of Exchange Written Premium for the nine months ended September 30, 2025. This compares to Exchange Written Premium of $2.23 billion for the nine months ended September 30, 2024, representing a 39% increase. Of our 265 Members, 30 are Mission Members, 15 are Owned Members, and 220 are Independent Members. Of the $3.10 billion in Exchange Written Premium for the nine months ended September 30, 2025, 74% was written by Accelerant Underwriting as Accelerant Direct Written Premium and 26% was written by our 15 Risk Exchange Insurers as Third-Party Direct Written Premium.
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
For the nine months ended September 30, 2025, Accelerant Underwriting reinsured 91% of Accelerant GWP to third-party reinsurers. Of this amount, 33% of our Accelerant GWP was ceded to Flywheel Re during the nine months ended September 30, 2025.
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
Gross Loss Ratio
Gross loss ratio is calculated as gross incurred losses and loss adjustment expense divided by gross earned premium, expressed as a percentage. Gross loss ratio excludes the impact of premium and loss and loss adjustment expense ceded to reinsurers. Gross loss ratio represents the percentage of gross premium earned during the period that will be required to pay current and future claims, based on management’s best estimates.

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
We define Adjusted EBITDA as GAAP net income (loss) less the impact of depreciation and amortization, interest expenses, income tax expenses and the following items:
•Other expenses: Represents costs related to our non-core business operations, primarily related to our global enterprise resource planning system and integrated financial reporting systems, and legal and advisory costs in connection with corporate development activities including mergers and acquisitions, capital raising activities and entity formations that support our growing business.
•Non-recurring profits interest distribution expenses resulting from the IPO: Represents non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 Class A common shares of the Company held by Accelerant Holdings LP to certain officers and employees of the Company that fully vested upon the IPO. These expenses were entirely offset by a corresponding capital contribution for that distribution of shares. These expenses only occurred at one point in time and will not recur.
•Share-based compensation expenses included within general and administrative expenses: Represents non-cash expense related to the fair value of share-based awards granted to employees and directors, including restricted stock units and stock options and other awards that can settle in cash, recognized over the requisite service period for the awards.
•Net foreign currency exchange gains (losses): The functional currency for each of our operating subsidiaries is generally the currency of the local operating environment. Transactions in currencies other than the local operation’s functional currency are remeasured into the functional currency, and the resulting foreign exchange gains or losses are reflected in net foreign currency exchange gains (losses). Such gains and losses are generally offset by the translation of our subsidiaries who have the corresponding reinsurance-related balances within their own functional currencies, whereby such effects are translated to other comprehensive income, yielding a much lower net impact on total comprehensive income and equity (such measure differs from Adjusted EBITDA as it includes the effect of interest, taxes, depreciation and amortization, as well as foreign currency exchange gains (losses)).
We define Adjusted Net Income (Loss) as GAAP net income (loss) less the impact of other expenses, non-recurring profits interest distribution expenses, share-based compensation expenses, and the tax effect of the adjustments for other expenses.
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

The following table provides a reconciliation of net income (loss) to Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$(1,367.0)	$9.4	$(1,346.1)	$2.3
Adjustments:
Profits interest distribution expenses	1,379.7	—	1,379.7	—
Share-based compensation expenses (1)	27.0	2.5	32.4	6.3
Other expenses (2)	45.6	8.0	70.6	22.4
Tax effect of adjustments to net income (loss) (3)	(5.5)	(0.9)	(9.1)	(3.7)
Adjusted net income	79.8	19.0	127.5	27.3
Adjustments:
Add back tax effect of adjustments to net income (loss)	5.5	0.9	9.1	3.7
Income tax expense (benefit)	9.5	(8.1)	26.4	6.7
Interest expenses	2.6	3.1	7.7	9.1
Depreciation and amortization	10.0	5.8	25.7	16.2
Net foreign exchange (gains) losses	(2.4)	5.4	14.9	3.6
Adjusted EBITDA	$105.0	$26.1	$211.3	$66.6
Total revenues	267.4	153.7	664.5	411.9
Adjusted EBITDA margin	39%	17%	32%	16%
(1) Share-based compensation expenses are included in "General and administrative" expenses in our interim condensed consolidated Statement of Operations.
(2) Other expenses for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
System development non-operating costs	$5.2	$2.5	$13.4	$11.8
Professional costs related to corporate development and capital raise activities	12.0	4.3	21.7	8.5
Mission profit interests expense	2.4	—	8.4	—
Managed services agreement termination fee payable to Altamont	25.0	—	25.0	—
Individually insignificant costs	1.0	1.2	2.1	2.1
Total other expenses	$45.6	$8.0	$70.6	$22.4
(3) The tax effect of other expenses adjustments to net income (loss) for each period presented were calculated using the statutory tax rates for each of our legal entities where the expenses were incurred, including certain non-taxing jurisdictions. The statutory tax rates used in the calculations were adjusted in instances where our legal entities have applied full valuation allowances to their respective deferred tax assets of unutilized NOLs. As such, the tax effect for the respective years varies based on the jurisdictional mix of where the expenses were incurred in each year.

Condensed Consolidated Results of Operations
The following tables reflect our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 in the format that we use to analyze our financial performance. This information is derived from our interim condensed consolidated financial statements prepared in accordance with GAAP and included elsewhere in this Form 10-Q.
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Accelerant Holdings
Condensed Consolidated Statements of Operations Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024		2025	2024
Revenues
Ceding commission income	$92.3	$62.1		$264.6	$186.2
Direct commission income	43.4	17.2		105.7	38.9
Net earned premiums	82.1	59.3		215.7	155.5
Net investment income	10.1	11.0		35.1	27.6
Net realized gains on investments	3.5	0.1		6.2	0.5
Net unrealized gains on investments	36.0	4.0		37.2	3.2
Total revenues	267.4	153.7		664.5	411.9
Expenses
Losses and loss adjustment expenses	50.8	39.7		147.3	111.6
Amortization of deferred acquisition costs	22.8	23.1		58.1	62.0
General and administrative expenses (1)	115.8	67.3		280.2	178.0
Interest expenses	2.6	3.1		7.7	9.1
Depreciation and amortization	10.0	5.8		25.7	16.2
Profits interest distribution expenses (2)	1,379.7	—		1,379.7	—
Net foreign exchange (gains) losses	(2.4)	5.4		14.9	3.6
Other expenses	45.6	8.0		70.6	22.4
Total expenses	1,624.9	152.4		1,984.2	402.9
(Loss) income before income taxes	(1,357.5)	1.3		(1,319.7)	9.0
Income tax expense	(9.5)	8.1		(26.4)	(6.7)
Net (loss) income	(1,367.0)	9.4		(1,346.1)	2.3
Adjustment for net (income) loss attributable to non-controlling interests	(1.8)	(1.3)		(7.4)	3.9
Deemed dividend upon redemption of Class C preference shares	(70.9)	—	(70.9)	(70.9)	—
Net (loss) income attributable to Accelerant common shareholders	$(1,439.7)	$8.1		$(1,424.4)	$6.2
(1) General and administrative expenses include share-based compensation expenses of $27.0 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively and $32.4 million and 6.3 million for the nine months ended September 30, 2025 and 2024, respectively.
(2) Non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 Class A common shares of the Company held by Accelerant Holdings LP to certain officers and employees of the Company that fully vested upon the Company's July 25, 2025 initial public offering (IPO). The ultimate settlement of the profit interest awards was equity neutral because the contribution of the shares to officers and employees was reflected as a capital contribution to the Company by Accelerant Holdings LP, which represented an equal and offsetting amount to the associated non-cash expense. For further information, refer to Note 12 in our interim condensed consolidated financial statements .
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Ceding Commission Income
Ceding commission income of $92.3 million for the three months ended September 30, 2025 increased $30.2 million from the three months ended September 30, 2024 amount of $62.1 million as we continued to grow our gross earned premium base and the amount ceded to reinsurers. Ceding commission income for the three months ended September 30, 2025 and 2024 included an increase of $7.7 million and a reduction of $0.6 million, respectively, due to net sliding scale commission adjustments resulting from the loss experience of covered insurance contracts in the US.
Ceding commission income of $264.6 million for the nine months ended September 30, 2025 increased $78.4 million from the nine months ended September 30, 2024 amount of $186.2 million due to the continued growth in our gross earned premium base and the amount ceded to reinsurers. Ceding commission income for the nine months ended September 30, 2025 and 2024 included an increase of $20.2 million and a reduction of $7.9 million, respectively, due to net sliding scale commission adjustments resulting from the loss experience of covered insurance contracts in the US.
The following table presents the amounts of ceding commissions deferred and amortized for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in millions)	2025	2024
Balance as of July 1,	$235.0	$155.6
Deferral of excess ceding commission income over deferred acquisition costs	85.2	94.6
Amortization of deferred excess ceding commissions to income	(92.3)	(62.1)
Foreign currency translation	(1.9)	(10.6)
Balance as of September 30,	$226.0	$177.5
The following table presents the amounts of ceding commissions deferred and amortized for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in millions)	2025	2024
Balance as of January 1,	$193.0	$120.4
Deferral of excess ceding commission income over deferred acquisition costs	300.9	250.6
Amortization of deferred excess ceding commissions to income	(264.6)	(186.2)
Foreign currency translation	(3.3)	(7.3)
Balance as of September 30,	$226.0	$177.5
The amortization of the excess deferred ceding commissions is recorded as “Ceding commission income” in our consolidated statements of operations.
Direct Commission Income
Direct commission income was $43.4 million and $105.7 million for the three and nine months ended September 30, 2025, respectively, representing increases of $26.2 million and $66.8 million compared to the same periods in 2024 of $17.2 million and $38.9 million, respectively. These increases were, in each period, primarily driven by commissions from third-party insurers and increased volume in our Exchange Services and MGA Operations segments on business written with unaffiliated entities.
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

Net Earned Premium
GWP was $791.9 million and $2.58 billion for the three and nine months ended September 30, 2025, respectively, representing a decrease of $3.6 million (or (0.5)%) and an increase of $503.6 million (or 24.3%) compared to the same periods in 2024 of $795.5 million and $2.07 billion, respectively. The quarter-over-quarter decrease in GWP was driven by the growth in our third-party business on the Risk Exchange and the related increase in premiums written with third-party Risk Exchange Insurers instead of by Accelerant Underwriting. The year-over-year increase was primarily driven by new and existing Member growth. Since September 30, 2024, we have added 61 new Members, bringing the total number of Members to 265 as of September 30, 2025. This Member growth was driven by our continued expansion across all of our markets.
Net written premium was $137.9 million for the three months ended September 30, 2025, representing an increase of $53.1 million compared to the same period in 2024 of $84.8 million. The increase, despite the aforementioned decrease in GWP, is related our increased net retention (17.4% for the three months ended September 30, 2025 compared to 10.7% for the same period in 2024). The increased retention was primarily due to the UK retention rate increasing, as expected, related to regulatory requirements, as well as the timing of excess of loss reinsurance purchases. Our Accelerant-Retained Exchange Premium was 7% for the trailing twelve months ended September 30, 2025, and we expect our retained portion of Exchange Written Premium to trend towards our historical average of around 10% over future quarters.
Net written premium was $229.1 million for the nine months ended September 30, 2025, representing an increase of $43.8 million compared to the same period in 2024 of $185.3 million. The increase was driven by our GWP growth.
Net earned premium was $82.1 million and $215.7 million for the three and nine months ended September 30, 2025, respectively, representing increases of $22.8 million (or 38.4%) and $60.2 million (or 38.7%) compared to the same periods in 2024 of $59.3 million and $155.5 million, respectively. These increases were driven by the earn through of increased net written premiums from preceding periods.
The table below shows the amount of premium written on a gross and net basis, as well as net earned premium for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Gross written premiums	$791.9	$795.5	$2,577.2	$2,073.6
Ceded written premiums	(654.0)	(710.7)	(2,348.1)	(1,888.3)
Net written premiums	$137.9	$84.8	$229.1	$185.3

Net earned premiums	$82.1	$59.3	$215.7	$155.5
Net Investment Income
Net investment income was $10.1 million and $35.1 million for the three and nine months ended September 30, 2025, respectively, representing a decrease of $0.9 million and an increase of $7.5 million compared to the same periods in 2024 of $11.0 million and $27.6 million, respectively. The decrease for the three months ended September 30, 2025 as compared to the same period in 2024 was primarily driven by an increase in investment income applied to funds withheld liabilities of $7.7 million, which was almost fully offset by higher investment returns. The year-over-year increase of $7.5 million was primarily driven by the increase in total average investments year-over-year, partially offset by the aforementioned increases in interest expenses. Refer to Note 4 to our interim condensed consolidated financial statements for additional information.
Net Realized Gains On Investments
Net realized gains on investments were $3.5 million and $6.2 million for the three and nine months ended September 30, 2025, respectively, representing increases of $3.4 million and $5.7 million compared to the same periods in 2024 of $0.1 million and $0.5 million. The three months ended September 30, 2025 includes a gain of $2.7 million related to selling a portion of our interest in one of our owned MGA investments. Refer to Note 4 to our interim condensed consolidated financial statements for additional information.

Net Unrealized Gains On Investments
Net unrealized gains on investments were $36.0 million and $37.2 million for the three and nine months ended September 30, 2025, respectively, representing increases of $32.0 million and $34.0 million compared to the same periods in 2024 of $4.0 million and $3.2 million. These increases were driven by a gain of $27.6 million related to an observable price increase on one of our owned MGA investments accounted for under the measurement alternative and a gain of $8.4 million relating to an investment in a TPA. Refer to Note 4 to our interim condensed consolidated financial statements for additional information.
Loss and Loss Adjustment Expenses
Net losses and LAE were $50.8 million and $147.3 million for the three and nine months ended September 30, 2025, respectively, representing increases of $11.1 million and $35.7 million compared to the same periods in 2024 of $39.7 million and $111.6 million, respectively. These increases were, in each period, primarily driven by growth in our net earned premium base.
Gross incurred losses and LAE of $392.2 million and $1.17 billion for the three and nine months ended September 30, 2025 increased by $81.6 million or 26% and $343.9 million or 42%, respectively, compared to the same periods in 2024 of $310.6 million and $826.5 million, respectively, while ceded losses and LAE of $341.4 million and $1.02 billion for the three and nine months ended September 30, 2025 increased $70.5 million or 26% and $308.2 million or 43%, respectively, compared to the same periods in 2024 of $270.9 million and $714.9 million, respectively, under our external reinsurance program.
Our net loss ratio differs from the gross loss ratio (50.1% and 51.2% for the three and nine months ended September 30, 2025, respectively, and 51.8% and 52.8% for the three and nine months ended September 30, 2024, respectively) primarily due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which, in most cases, inures to the benefit of our Risk Capital Partners, supports our management of downside risk to large losses.
See “Segment Information—Comparison of the three and nine months ended September 30, 2025 and 2024—Underwriting” below for further information regarding our loss and loss adjustment expenses.
The table below reflects our net loss ratio for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Gross incurred loss and LAE	$392.2	$310.6	$1,170.4	$826.5
Ceded incurred loss and LAE	(341.4)	(270.9)	(1,023.1)	(714.9)
Net incurred loss and LAE	$50.8	$39.7	$147.3	$111.6
Net loss ratio	61.9%	66.9%	68.3%	71.8%
Amortization of Deferred Acquisition Costs
Amortization of DAC of $22.8 million and $58.1 million for the three and nine months ended September 30, 2025 decreased by $0.3 million and $3.9 million, respectively, compared to the same periods in 2024 of $23.1 million and $62.0 million due to a decrease in our retention rate of net earned premium, partially offset by growth in our business.
The following table presents the amounts of acquisition costs deferred and amortized for insurance business retained by us for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in millions)	2025	2024
Balance as of July 1,	$51.2	$60.7
Direct commissions and other acquisition costs on retained business	30.6	25.1
Amortization of deferred acquisition costs	(22.8)	(23.1)
Foreign currency translation	—	1.5
Balance as of September 30,	$59.0	$64.2

The following table presents the amounts of acquisition costs deferred and amortized for insurance business retained by us for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in millions)	2025	2024
Balance as of January 1,	$60.7	$53.0
Direct commissions and other acquisition costs on retained business	56.1	72.2
Amortization of deferred acquisition costs	(58.1)	(62.0)
Foreign currency translation losses	0.3	1.0
Balance as of September 30,	$59.0	$64.2
General and Administrative Expenses
General and administrative expenses were $115.8 million and $280.2 million for the three and nine months ended September 30, 2025, respectively, representing increases of $48.5 million and $102.2 million compared to the same periods in 2024 of $67.3 million and $178.0 million, respectively.
For the three and nine months ended September 30, 2025, the increase in general and administrative expenses was primarily attributable to increases in share-based compensation expenses, consisting of equity grants awarded prior to, in conjunction with, and subsequent to the IPO, employee compensation and benefits, driven by growth in headcount to support our growth across all markets, consulting and professional fees, and other administrative expenses.
The following table presents the components of general and administrative expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Employee compensation and benefits	$57.2	$46.0	$167.8	$126.7
Consulting and professional fees	15.3	11.0	47.5	31.2
Share-based compensation expenses	27.0	2.5	32.4	6.3
Other administrative expenses, net	16.3	7.8	32.5	13.8
Total general and administrative expenses	$115.8	$67.3	$280.2	$178.0
Interest Expenses
Interest expenses were $2.6 million and $7.7 million for the three and nine months ended September 30, 2025, respectively, representing decreases, in each period, of $0.5 million and $1.4 million compared to the same periods in 2024 of $3.1 million and $9.1 million, respectively. The declines were primarily driven by lower interest rates year-over-year.
Depreciation & Amortization
Depreciation and amortization expenses were $10.0 million and $25.7 million for the three and nine months ended September 30, 2025, respectively, representing increases of $4.2 million and $9.5 million compared to the same periods in 2024 of $5.8 million and $16.2 million, respectively. These increases, in each period, were driven primarily by increased amortization of a larger balance of capitalized information technology development costs.
Profits Interest Distribution Expenses
Profits interest distribution expenses consisted of non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 Class A common shares of the Company held by Accelerant Holdings LP to certain officers and employees of the Company that fully vested upon the IPO. The ultimate settlement of the profits interest awards was equity neutral as the contribution of the shares to officers and employees was reflected as a capital contribution to the Company by Accelerant Holdings LP in an equal and offsetting amount to the associated non-cash expense. For further information, refer to Note 12.

Net Foreign Exchange (Gains) Losses
Net foreign exchange gains were $2.4 million for the three months ended September 30, 2025 compared to net foreign exchange losses of $5.4 million for the same period in 2024. For the nine months ended September 30, 2025 and 2024, we recognized net foreign exchange losses of $14.9 million and $3.6 million. As noted above, transactions in currencies other than the local operation’s functional currency are remeasured into the functional currency, and the resulting foreign exchange gains or losses are reflected in net foreign currency exchange gains (losses). Such gains and losses are generally offset by the translation of our subsidiaries who have the corresponding reinsurance-related balances within their own functional currencies, whereby such effects are translated to other comprehensive income, yielding a much lower net impact on total comprehensive income and equity.
For the three months ended September 30, 2025 and 2024, offsetting foreign exchange losses of $2.1 million and $5.5 million were recognized in other comprehensive income related to foreign currency translation adjustments. For the nine months ended September 30, 2025, offsetting foreign exchange gains of $8.2 million were recognized in other comprehensive income related to foreign currency translation adjustments, compared to foreign exchange losses of $2.1 million for the same period in 2024. Also included were $1.5 million of losses for the three months ended September 30, 2025 and $4.2 million of gains for the nine months ended September 30, 2025 related to foreign exchange impacts related to unrealized gains (losses) on fixed maturity securities.
See "Foreign Exchange Currency Risk" below for further information regarding how we mitigate risks resulting from foreign exchange currency fluctuations.
Other Expenses
Other expenses were $45.6 million and $70.6 million for the three and nine months ended September 30, 2025, respectively, representing increases of $37.6 million and $48.2 million compared to the same periods in 2024 of $8.0 million and $22.4 million, respectively. The year-over-year increases were driven primarily by a $25 million termination fee payable to Altamont related to a then-existing management services agreement, Mission profit interests expense, and increases in professional costs related to corporate development activities which includes expenses specifically related to our recently completed IPO, which were $4.3 million and $5.0 million for the three and nine months ended September 30, 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
System development non-operating costs	$5.2	$2.5	$13.4	$11.8
Professional costs related to corporate development and capital raise activities	12.0	4.3	21.7	8.5
Mission profit interests expense	2.4	—	8.4	—
Managed services agreement termination fee payable to Altamont	25.0	—	25.0	—
Individually insignificant costs	1.0	1.2	2.1	2.1
Total other expenses	$45.6	$8.0	$70.6	$22.4
Income Tax Expense
Income tax expense was $9.5 million and $26.4 million for the three and nine months ended September 30, 2025 and 2024, respectively, representing increases of $17.6 million and $19.7 million compared to the same periods in 2024. Our consolidated effective tax rates (“ETRs”) were (0.7)% and (623.1)%, respectively, for the three months ended September 30, 2025 and 2024, compared to (2.0)% and 74.4%, respectively for the nine months ended September 30, 2025 and 2024. However, the comparability of our tax expense and effective tax rates is often challenged due to the mix of taxable income subject to tax in certain jurisdictions, losses incurred in zero tax rate jurisdictions and valuation allowances offsetting available carry-forward losses in certain jurisdictions. Furthermore, the effective tax rate in the current period is impacted by certain discrete items related to non-deductible profits interest distribution expense and termination fee costs incurred in connection with our recent IPO and gains from the our revaluation of other investments under the measurement alternative.

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
The composition of our ETRs among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total ETR, for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(in millions)	Tax-paying entities	Profits interests and termination fee expenses	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
(Loss) income before income taxes	$44.7	$(1,404.7)	$2.5	$(1,357.5)	$33.1	$(31.8)	$1.3
Income tax (expense) benefit	(9.5)	—	—	(9.5)	8.1	—	8.1
Effective tax rate	21.3%	—	—	(0.7)%	(24.5)%	—	(623.1)%
The composition of our ETRs among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total ETR, for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(in millions)	Tax-paying entities	Profits interests and termination fee expenses	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
(Loss) income before income taxes	$141.7	$(1,404.7)	$(56.7)	$(1,319.7)	$104.4	$(95.4)	$9.0
Income tax (expense) benefit	(26.4)	—	—	(26.4)	(6.7)	—	(6.7)
Effective tax rate	18.6%	—	—	(2.0)%	6.4%	—	74.4%

The effective tax rates for the three and nine months ended September 30, 2025 calculated excluding the nondeductible profits interest and termination fee expenses would have been 20.1% and 31.1%, respectively.
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
The following includes the financial results of our three reportable segments for the three months ended September 30, 2025 and 2024. Corporate functions and certain other businesses and operations are included in Corporate and Other.

	Three Months Ended September 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$29.0	$29.0	$—	$63.3	$92.3
Direct commission income
Affiliated entities	61.1	28.5	—	89.6	—	(89.6)	—
Unaffiliated entities	22.8	20.6	—	43.4	—	—	43.4
Net earned premiums	—	—	82.1	82.1	—	—	82.1
Net investment income	1.1	1.0	6.1	8.2	1.9	—	10.1
Net realized gains on investments	—	3.1	0.4	3.5	—	—	3.5
Net unrealized gains on investments	—	27.6	—	27.6	8.4	—	36.0
Segment revenues	85.0	80.8	117.6	283.4	10.3	(26.3)	267.4
Losses and loss adjustment expenses	—	—	50.8	50.8	—	—	50.8
Amortization of deferred acquisition costs	—	—	34.9	34.9	—	(12.1)	22.8
General and administrative expenses (3) (4) (5)	25.8	35.4	14.3	75.5	23.6	(10.3)	88.8
Adjusted EBITDA	$59.2	$45.4	$17.6	$122.2	$(13.3)	$(3.9)	$105.0
Interest expenses							(2.6)
Depreciation and amortization							(10.0)
Profits interest distribution expenses							(1,379.7)
Share-based compensation expenses (5)							(27.0)
Net foreign exchange gains							2.4
Other expenses (6)							(45.6)
Loss before income taxes							$(1,357.5)
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
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$18.1	$22.7	$6.9	$47.7
Consulting and professional fees	4.3	3.5	2.5	10.3
Other administrative expenses	3.4	9.2	4.9	17.5
Total general and administrative expenses	$25.8	$35.4	$14.3	$75.5
(4) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations.
(5) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(6) Other expenses for the three months ended September 30, 2025 consist of $25.0 million termination fee for our former management services agreement contract with Altamont Capital, $12.0 million of professional costs related to corporate development and capital raise activities (including $4.3 million specifically related to our IPO that were not eligible for capitalization as issuance costs), $5.2 million of system development non-operating costs, $2.4 million of Mission profits sharing expense and $1.0 million of other individually insignificant costs.

	Three Months Ended September 30, 2024
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$15.4	$15.4	$—	$46.7	$62.1
Direct commission income
Affiliated entities	55.5	32.3	—	87.8	—	(87.8)	—
Unaffiliated entities	7.7	9.5	—	17.2	—	—	17.2
Net earned premiums	—	—	59.3	59.3	—	—	59.3
Net investment income	0.4	1.1	8.9	10.4	0.6	—	11.0
Net realized gains on investments	—	—	0.1	0.1	—	—	0.1
Net unrealized gains on investments	—	—	—	—	4.0	—	4.0
Segment revenues	63.6	42.9	83.7	190.2	4.6	(41.1)	153.7
Losses and loss adjustment expenses	—	—	39.7	39.7	—	—	39.7
Amortization of deferred acquisition costs	—	—	30.1	30.1	—	(7.0)	23.1
General and administrative expenses (3) (4)	18.0	25.2	31.5	74.7	6.7	(16.6)	64.8
Adjusted EBITDA	$45.6	$17.7	$(17.6)	$45.7	$(2.1)	$(17.5)	$26.1
Interest expenses							(3.1)
Depreciation and amortization							(5.8)
Share-based compensation expenses (5)							(2.5)
Net foreign exchange losses							(5.4)
Other expenses (6)							(8.0)
Income before income taxes							$1.3
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
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$12.3	$18.9	$11.1	$42.3
Consulting and professional fees	3.2	1.9	3.1	8.2
Other administrative expenses	2.5	4.4	17.3	24.2
Total general and administrative expenses	$18.0	$25.2	$31.5	$74.7
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations.
(6) Other expenses for the three months ended September 30, 2024 consist of $2.5 million of system development non-operating costs, $4.3 million of professional costs related to corporate development and capital raise activities and $1.2 million of other individually insignificant costs.
The following includes the financial results of our three reportable segments for the nine months ended September 30, 2025 and 2024. Corporate functions and certain other businesses and operations are included in Corporate and Other.

	Nine Months Ended September 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$77.8	$77.8	$—	$186.8	$264.6
Direct commission income
Affiliated entities	189.1	99.0	—	288.1	—	(288.1)	—
Unaffiliated entities	49.6	56.1	—	105.7	—	—	105.7
Net earned premiums	—	—	215.7	215.7	—	—	215.7
Net investment income	2.8	2.8	25.8	31.4	3.7	—	35.1
Net realized gains on investments	—	5.2	1.0	6.2	—	—	6.2
Net unrealized gains on investments	—	27.1	—	27.1	10.1	—	37.2
Segment revenues	241.5	190.2	320.3	752.0	13.8	(101.3)	664.5
Losses and loss adjustment expenses	—	—	147.3	147.3	—	—	147.3
Amortization of deferred acquisition costs	—	—	87.6	87.6	—	(29.5)	58.1
General and administrative expenses (3) (4) (5)	79.6	100.4	40.6	220.6	54.5	(27.3)	247.8
Adjusted EBITDA	$161.9	$89.8	$44.8	$296.5	$(40.7)	$(44.5)	$211.3
Interest expenses							(7.7)
Depreciation and amortization							(25.7)
Profits interest distribution expenses							(1,379.7)
Share-based compensation expenses (5)							(32.4)
Net foreign exchange losses							(14.9)
Other expenses (6)							(70.6)
Loss before income taxes							$(1,319.7)
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
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$53.6	$67.9	$20.0	$141.5
Consulting and professional fees	13.4	11.9	8.2	33.5
Other administrative expenses	12.6	20.6	12.4	45.6
Total general and administrative expenses	$79.6	$100.4	$40.6	$220.6
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations.
(6) Other expenses for the nine months ended September 30, 2025 consist of a $25.0 million termination fee for our former management services agreement contract with Altamont Capital, $13.4 million of system development non-operating expenses, $21.7 million of professional costs related to corporate development and capital raise activities (including $5.0 million specifically related to our IPO that were not eligible for capitalization as issuance costs), $8.4 million of Mission profits sharing expense and $2.1 million of individually insignificant costs.

	Nine Months Ended September 30, 2024
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$65.0	$65.0	$—	$121.2	$186.2
Direct commission income
Affiliated entities	143.4	76.6	—	220.0	—	(220.0)	—
Unaffiliated entities	14.8	24.1	—	38.9	—	—	38.9
Net earned premiums	—	—	155.5	155.5	—	—	155.5
Net investment income	0.7	2.9	23.3	26.9	0.7	—	27.6
Net realized gains on investments	—	—	0.5	0.5	—	—	0.5
Net unrealized (losses) gains on investments	—	—	(0.8)	(0.8)	4.0	—	3.2
Segment revenues	158.9	103.6	243.5	506.0	4.7	(98.8)	411.9
Losses and loss adjustment expenses	—	—	111.6	111.6	—	—	111.6
Amortization of deferred acquisition costs	—	—	77.4	77.4	—	(15.4)	62.0
General and administrative expenses (3) (4) (5)	45.7	76.6	70.2	192.5	20.6	(41.4)	171.7
Adjusted EBITDA	$113.2	$27.0	$(15.7)	$124.5	$(15.9)	$(42.0)	$66.6
Interest expenses							(9.1)
Depreciation and amortization							(16.2)
Share-based compensation expenses (5)							(6.3)
Net foreign exchange losses							(3.6)
Other expenses (6)							(22.4)
Income before income taxes							$9.0
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
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$31.5	$54.8	$31.1	$117.4
Consulting and professional fees	7.5	5.2	10.6	23.3
Other administrative expenses	6.7	16.6	28.5	51.8
Total general and administrative expenses	$45.7	$76.6	$70.2	$192.5
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations.
(6) Other expenses for the nine months ended September 30, 2024 consists of $11.8 million of system development non-operating costs, $8.5 million of professional costs related to corporate development and capital raise activities and $2.1 million of individually insignificant costs.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
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
Exchange Services direct commission income from Accelerant-affiliated entities accounted for 73% and 79% of the segment’s direct commission income for the three and nine months ended September 30, 2025, respectively, compared to 88% and 91% for the three and nine months ended September 30, 2024. The decrease year-over-year represents growth in direct commission income from unaffiliated entities.
Exchange Services revenue grew by $21.4 million (or 34%) to $85.0 million for the three months ended September 30, 2025 and by $82.6 million (or 52%) to $241.5 million for the nine months ended September 30, 2025, as compared to the same periods in 2024. This growth is primarily driven by increases in direct commission income, supported by an increase in Members from 204 at September 30, 2024 to 265 at September 30, 2025 and Net Revenue Retention of 135% among continuing Members. As a result, Exchange Written Premium increased to $1.04 billion for the three months ended September 30, 2025 (from $888.4 million in the comparative period in prior year) and to $3.10 billion for the nine months ended September 30, 2025 (from $2.23 billion in the comparative period in prior year).
Third-Party Direct Written Premium from our 15 Risk Exchange Insurers comprised 32% of the total Exchange Written Premium for the three months ended September 30, 2025 and 26% for the nine months ended September 30, 2025, an increase from 21% and 14% from the same periods in 2024, respectively. The year-over-year acceleration in Third-Party Direct Written Premium was driven primarily by the ramping of Risk Exchange Insurers onboarded during 2024. Revenues are recognized in accordance with written premium when the performance obligations underlying the services have been satisfied. The increase in direct commission income from affiliated entities accounted for $5.6 million and $45.7 million of the year-over-year growth in revenue, for three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.
Hadron, one of our Risk Exchange Insurers which is sponsored by Altamont Capital Partners, insured $179.8 million and $472.5 million of Exchange Written Premium during the three and nine months ended September 30, 2025, respectively. As other third-party insurers increase their participation on the Risk Exchange, Hadron's share of Third-Party Direct Written Premium has declined throughout 2025 from 67% at March 31, 2025, to 58% at June 30, 2025, and 54% at September 30, 2025. For the three and nine months ended September 30, 2024, Hadron insured $75.8 million and $102.7 million of Exchange Written Premium, respectively.
General and administrative expenses for the segment increased to $25.8 million and $79.6 million for the three and nine months ended September 30, 2025, respectively, over the respective comparative periods in the prior year of $18.0 million and $45.7 million. These increases were largely driven by the expansion and scaling to support the growth of the Risk Exchange.
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
Adjusted EBITDA was $59.2 million and $161.9 million for three and nine months ended September 30, 2025, respectively, representing increases of $13.6 million and $48.7 million compared to the same periods in 2024. This growth was driven by increased Exchange Written Premium volumes of $154.5 million (or 17%) and $871.4 million (or 39%) for the three and nine months ended September 30, 2025, respectively, driven by stable underlying margins and the aforementioned ramping of Risk Exchange Insurers onboarded during 2024, partially offset by higher year-over-year Member profit commission accruals, along with the increase in expenses noted above.
The year-over-year growth rates for the three- and nine-month periods reflect the impact of certain Member movements that adversely impacted the comparison of the Q3 2025 Exchange Written Premium Growth Rate of 17% to the preceding periods. Specifically, at the end of the second quarter of 2025, we put into runoff a Member with below-average unit economics that had historically written $50 million to $55 million of premium per quarter on the Risk Exchange. In the third quarter of 2024, we onboarded a new Member with significant written built-up premium in its first quarter with us (approximating double its usual per quarter average), whereas that Member has since averaged approximately $30 million of premium per quarter. Excluding those factors, Exchange Written Premium grew by $224.2 million (or 29%) and $879.6 million (or 44%) for the three and nine months ended September 30, 2025, respectively.

The Adjusted EBITDA margin was 70% and 67% for the three and nine months ended September 30, 2025, down from 72% and 71% from the respective comparative periods in the prior year. These declines were primarily driven by increased expenses related to investments we are making in our Risk Exchange capabilities.
MGA Operations
As noted above, our segment results are presented prior to elimination and, as such, a portion of MGA Operations direct commission income revenue was generated from transactions between Accelerant-affiliated entities, which are eliminated upon consolidation. MGA Operations direct commission income from Accelerant Underwriting accounted for 58% and 64% of the segment’s direct commission income for the three and nine months ended September 30, 2025, respectively, compared to 77% and 76% for the same periods in 2024.
MGA Operations revenue grew $37.9 million to $80.8 million for the three months ended September 30, 2025 and by $86.6 million to $190.2 million for the nine months ended September 30, 2025. These increases were primarily driven by growth in direct commission income (increases of $7.3 million and $54.4 million, respectively, from the three and nine months ended September 30, 2024). As of September 30, 2025, we had 45 total Members in MGA Operations consisting of 15 Owned Members and 30 Mission Members. Revenues are recognized in accordance with written premium when the performance obligations underlying the services have been satisfied.
Revenue for the nine months ended September 30, 2025 includes $30.3 million of investment realized gains and unrealized gains following observable price change related to an owned MGA held as an other investment that we account for under the measurement alternative. Refer to Note 4 to our interim condensed consolidated financial statements for additional information.
MGA Operations Adjusted EBITDA was $45.4 million and $89.8 million for the three and nine months ended September 30, 2025, respectively, representing increases of $27.7 million and $62.8 million, respectively, compared to the same periods in 2024.
For the three months ended September 30, 2025, the increase in Adjusted EBITDA was primarily driven by the $30.3 million increase in net realized and unrealized gains during the third quarter of 2025, primarily driven by the aforementioned investment gains, and an increase in direct commission income of $7.3 million, which included a $3.2 million increase from Mission Underwriters, as well as an increase from our Owned Members of $4.1 million primarily due to organic growth, partially offset by a $10.2 million increase in general and administrative expenses. For the nine months ended September 30, 2025, the increase in Adjusted EBITDA was primarily driven by an increase in direct commission income of $54.4 million, which included an $36.5 million increase from Mission Underwriters, as well as an increase from our Owned Members of $17.9 million primarily due to organic growth, and an increase in unrealized gains of $27.1 million, primarily driven by the aforementioned investment gains, partially offset by a $23.8 million increase in general and administrative expenses.
For both periods, the increases in general and administrative expenses were driven by the continued investment in Mission Underwriters which contributed $7.5 million and $16.5 million, respectively, of the year-over-year increases from the three and nine months ended September 30, 2024, primarily due to investments in newly acquired owned MGAs.
Adjusted EBITDA margin for the segment increased to 56% and 47%, respectively, for the three and nine months ended September 30, 2025, up from 41% and 26%, respectively, from the same periods in 2024. The improvements were driven by higher direct commission income and unrealized gains, partially offset by increased general and administrative expenses as the segment continues to scale its operations.
Underwriting
The Underwriting segment generated revenues of $117.6 million and $320.3 million for the three and nine months ended September 30, 2025, respectively, representing growth of 41% and 32%, respectively, compared to revenues of $83.7 million and $243.5 million for the three and nine months ended September 30, 2024, respectively.
For the three months ended September 30, 2025, net earned premium increased by $22.8 million to $82.1 million due to our gross earned premium growth during the three months ended September 30, 2025. Ceding commission income increased by $13.6 million over the comparative period as we continued to grow our premium base and the amount ceded to reinsurers, as well as improvement in net sliding scale commission adjustments resulting from the improved loss experience of covered insurance contracts in the US as compared to the same period in 2024.
For the nine months ended September 30, 2025, net earned premium increased by $60.2 million to $215.7 million due to our gross written premium growth over the preceding periods. Revenues also benefited from a $2.5 million increase in net investment income due to year-over-year growth in average investment portfolio size.

The gross loss ratio on the gross premiums earned was 50.1% and 51.2% for the three and nine months ended September 30, 2025, respectively, compared to 51.8% and 52.8% for the three and nine months ended September 30, 2024. The corresponding net loss ratios (after impacts of our reinsurance programs) were 61.9% and 68.3% for the three and nine months ended September 30, 2025, compared to 66.9% and 71.8% for the same periods in 2024. Our net loss ratio differs from the gross loss ratio due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which, in most cases, inures to the benefit of our Risk Capital Partners, supports our management of downside risk to large losses. While the cost of the excess of loss reinsurance that we incur is reflected in our earned premiums, any reimbursements for such excess of loss reinsurance in the form of the ceding commissions we receive from Risk Capital Partners are not reflected in either our gross or net loss ratio.
The components of our Underwriting segment gross and net loss ratios are set forth in the tables below for three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$782.7	$(675.0)	$(25.6)	$82.1
Losses and loss adjustment expenses (1)	392.2	(339.9)	(1.5)	50.8
Loss ratio	50.1%	50.4%	5.9%	61.9%

	Three Months Ended September 30, 2024
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$599.5	$(508.1)	$(32.1)	$59.3
Losses and loss adjustment expenses	310.6	(267.4)	(3.5)	39.7
Loss ratio	51.8%	52.6%	10.9%	66.9%
The components of our Underwriting segment gross and net loss ratios are set forth in the tables below for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$2,284.8	$(1,980.9)	$(88.2)	$215.7
Losses and loss adjustment expenses	1,170.4	(1,023.3)	0.2	147.3
Loss ratio	51.2%	51.7%	(0.2)%	68.3%

	Nine Months Ended September 30, 2024
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$1,564.3	$(1,341.8)	$(67.0)	$155.5
Losses and loss adjustment expenses	826.5	(710.3)	(4.6)	111.6
Loss ratio	52.8%	52.9%	6.9%	71.8%

Adjusted EBITDA for the Underwriting segment was $17.6 million and $44.8 million for the three and nine months ended September 30, 2025, respectively, representing relative increases of $34.9 million and $60.5 million, respectively from the comparative periods in 2024 which had Adjusted EBITDA losses. These improvements were driven by the aforementioned increase in revenue and decreases in operating expenses due to improved operating leverage as the segment continues to reach operational maturity.
Corporate and Other
Corporate and Other includes the general and administrative expenses and investment results of our holding companies.
Adjusted EBITDA loss from Corporate and Other was $13.3 million and $40.7 million for the three and nine months ended September 30, 2025, respectively, representing increases of $11.2 million and $24.8 million as compared to the same periods in 2024. These increases were primarily driven by increased costs to support the growth of the business, as partially offset by aggregate increases in investment returns of $5.7 million and $9.1 million for the three and nine months ended September 30, 2025, respectively. The three and nine months ended September 30, 2025 includes a net unrealized gain of $8.4 million relating to an investment in a TPA.
Consolidation and Elimination Adjustments
As noted above, our business includes transactions that occur among our various segments. Our Accelerant-owned insurance companies within our Underwriting segment accounted for the majority of our Exchange Written Premium during the three and nine months ended September 30, 2025 and 2024 as we built out our business model and proved the value proposition for the connection of our Members and the Risk Exchange. We expect the amount of premium written with Risk Exchange Insurers to grow significantly over time. Similarly, Mission Members and Owned Members transact with our Risk Exchange in the sourcing of business. Our equity ownership interests in Mission Members and Owned Members allow us to participate in those commissions earned that otherwise would be paid to third parties or our Independent Members. The transactions among these entities must be eliminated in consolidation as they represent transactions among entities under common control. However, there are considerable benefits to these intercompany transactions, as we retain associated economics rather than incurring costs otherwise paid to third parties, thereby lowering our expense base.
The impacts to our financial statements can be observed in the consolidation and elimination adjustments column within our presentation of segments above. The following represents an explanation of the various components of activity for the three and nine months ended September 30, 2025 and 2024.
Impacts to direct commission income for Exchange Services and MGA Operations
Revenue generated from transactions between Accelerant-affiliated entities (including from Underwriting to Exchange Services and Exchange Services to MGA Operations) were $89.6 million and $288.1 million for the three and nine months ended September 30, 2025, respectively, compared to $87.8 million and $220.0 million for the same periods in 2024. These amounts were eliminated, reflected by a corresponding offsetting entry in the consolidation and elimination adjustments column above. We present the segment results on a standalone basis, as if they were transactions with third parties, to assess their individual performance as well as to derive insight on the results we expect in the future as more business is sourced from Risk Exchange Insurers.
Impacts to ceding commission income and amortization of deferred acquisition costs
The operating results of our Underwriting segment presented above include the full commissions paid to Exchange Services in the form of deferred acquisition costs. These costs are required to be capitalized and then amortized over the related policy term. Ceding commissions received from third-party reinsurers are first offset against the deferred acquisition costs for the business ceded, with any resulting excess ceding commissions amortized over the corresponding policy term as ceding commission income. These two factors result in the Underwriting segment incurring higher amortization of DAC expense and lower ceding commission income due to the presentation of the segment’s operating results on a standalone basis. Commissions paid to affiliates are eliminated, resulting in lower consolidated deferred acquisition costs. These eliminations increased the amount of ceding commission income (adjustments to increase ceding commission income by $63.3 million and $186.8 million for the three and nine months ended September 30, 2025, respectively, compared to $46.7 million and $121.2 million for the same periods in 2024, while the amortization of deferred acquisition costs were decreased by $12.1 million and $29.5 million for the three and nine months ended September 30, 2025, compared to $7.0 million and $15.4 million for the same periods in 2024.

Impacts to general and administrative expenses
There are costs eliminated in consolidation which consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments. These eliminations were $10.3 million and $27.3 million for the three and nine months ended September 30, 2025, respectively, compared to $16.6 million and $41.4 million for the same periods in 2024.
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
As of September 30, 2025, we had $2.55 billion in investments, cash, cash equivalents and restricted cash, compared to $1.88 billion as of December 31, 2024. As of September 30, 2025 we had $547.2 million within current accounts and money-market accounts of non-regulated entities, primarily our agencies servicing the Risk Exchange and holding companies, included within the total cash and investments, compared to $266.7 million as of December 31, 2024.
Financial Condition
Equity
As of September 30, 2025 and December 31, 2024 total equity was $703.8 million and $427.0 million, respectively. The change as of September 30, 2025 compared to December 31, 2024 was primarily due to $376.0 million related to the issuance of Class A common shares and net income excluding the profits interest expenses, as partially offset by $175.3 million related to the redemption of Class C convertible preference shares. As referenced previously, the profits interest charge of $1.38 billion that created an overall net loss was fully offset by a corresponding capital contribution, and therefore had no impact to net equity.

Cash, Cash Equivalents and Restricted Cash
As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents balances of $1.68 billion and $1.27 billion, respectively. As of September 30, 2025, we had restricted cash and cash equivalents balances of $71.9 million. Cash and cash equivalents are comprised of amounts in interest-bearing deposit accounts with financial institutions insured by the FDIC up to $250 thousand per account. Restricted cash and cash equivalents are comprised of cash and money market funds that have been contributed toward trusts. Generally, our cash and cash equivalents in interest-bearing deposit accounts may exceed FDIC insurance limits exposing us to credit risk in the event of default by the financial institutions. We believe the risk of loss from such an event of default is minimal, however, we periodically review the financial stability of these institutions.
Investment Portfolio
Our invested assets consist of fixed maturity securities, short-term investments, equity method investments, equity securities, and other investments. As of September 30, 2025, 82% of our investments were comprised of $721.9 million of available for sale fixed maturity securities. Also included in our investments were $64.8 million of short-term investments available for sale, at fair value, $81.7 million of other investments, and $9.4 million of equity method investments.
Our investment portfolio has consistently maintained high credit quality and short duration investments that are positioned for capital preservation. We primarily invest in liquid, short- and medium-term securities, investment-grade fixed income, bond fund investment vehicles with low duration and volatility with the primary objectives of matching assets with liabilities and covering near-term obligations. We limit our exposure to alternative investments. As of September 30, 2025, our cash and fixed income and short-term investments portfolio represented 96% of our total portfolio. 89% of our fixed income and short-term investments carried an S&P fixed income rating of A or higher, the balance of which was rated BB or higher, and maintained a duration of 2.6 years.
The following table summarizes the components of our total investments and cash, cash equivalents and restricted cash as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in millions)	Fair value	% of total	Fair value	% of total
Fixed maturity securities	721.9	28%	479.5	25%
Short-term investments	64.8	3%	64.8	3%
Equity method investments	9.4	—%	18.2	1%
Other investments	81.7	3%	45.3	2%
Cash, cash equivalents and restricted cash	1,675.9	66%	1,273.0	69%
Total investments and cash, cash equivalents and restricted cash	$2,553.7	100%	$1,880.8	100%
Fixed maturity securities and Short-term investments
At September 30, 2025 and December 31, 2024, the fair values of fixed maturity and short-term investments were as follows:

	September 30, 2025		December 31, 2024
(in millions)	Fair value	% of total	Fair value	% of total
Corporate	$279.7	35%	$174.0	32%
US government and agency	153.6	20%	128.2	24%
Non-US government and agency	234.4	30%	158.6	29%
Residential mortgage-backed	62.9	8%	43.0	8%
Commercial mortgage-backed	20.4	3%	18.4	3%
Other asset-backed securities	35.7	4%	22.1	4%
Total fixed maturity and short-term investments	$786.7	100%	$544.3	100%

The following table summarizes the credit quality of fixed maturity and short-term investments as of September 30, 2025 and December 31, 2024:

(in millions)	September 30, 2025		December 31, 2024
Rating	Fair value	% of total	Fair value	% of total
AAA	$182.6	23%	$110.1	20%
AA	366.8	47%	276.1	51%
A	147.2	19%	92.6	17%
BBB	89.5	11%	65.5	12%
BB	$0.6	—%	$—	—%
Total fixed maturity and short-term investments	$786.7	100%	$544.3	100%
The amortized cost and fair values of fixed maturity and short-term investments by contractual maturity were as follows:

	September 30, 2025			December 31, 2024
(in millions)	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Due in one year or less	$127.0	$127.2	16%	$105.6	$104.6	19%
Due after one year through five years	456.9	460.9	59%	277.0	275.0	51%
Due after five years through ten years	78.9	79.1	10%	76.4	75.0	14%
Due after ten years	0.5	0.5	—%	6.5	6.2	1%
Residential mortgage-backed	62.8	62.9	8%	44.4	43.0	8%
Commercial mortgage-backed	20.1	20.4	2%	18.6	18.4	3%
Other asset-backed securities	35.5	35.7	5%	22.1	22.1	4%
Total	$781.7	$786.7	100%	$550.6	$544.3	100%
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
Our cash flows for the nine months ended September 30, 2025 and 2024 were:

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$383.2	$543.9
Investing activities	(238.3)	(231.2)
Financing activities	209.5	(3.4)
Effect of foreign currency rate change on cash, cash equivalents and restricted cash	48.5	0.3
Net change in cash, cash equivalents, and restricted cash	$402.9	$309.6

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
Net cash proceeds from operating activities for the nine months ended September 30, 2025 and 2024 were $383.2 million and $543.9 million, respectively. The year-over-year decrease was primarily driven by timing differences in our insurance and reinsurance programs.
Investing Activities
Our portfolio is weighted towards conservative, high-quality securities as well as cash and cash equivalent investments, such as money market funds. We also hold investments in alternative securities that typically report on a consistent lag basis whereby their valuation may change in response to future financial performance of the investees.
For the nine months ended September 30, 2025, net cash used in investing activities was $238.3 million, which is primarily related to purchases of high-quality fixed maturity securities, partially offset by sales and maturities of fixed maturity securities.
For the nine months ended September 30, 2024, net cash used in investing activities was $231.2 million, which is primarily related to the repositioning of our investment portfolio through the divestment of our mutual funds into separately managed portfolios mainly investing in high-quality fixed maturity securities during the period, as well as net purchases of short-term investments.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $209.5 million and primarily related to the $392.0 million from the issuance of common shares, partially offset by $175.3 million related to the redemption of Class C preference shares and $7.2 million of dividends paid to non-controlling interests.
Net cash used in financing activities for the nine months ended September 30, 2024 was $3.4 million and primarily related to dividends paid to non-controlling interests holders and payments made on our outstanding debt obligations.
Supplemental non-cash activity information
For the nine months ended September 30, 2025 and 2024, refer to the notes to the cash flow statement presented in our interim condensed consolidated financial statements included elsewhere in this Form 10-Q for information related to significant non-cash investing and financing activities.
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
Of the total reinsurance recoverables on paid and unpaid losses and LAE outstanding as of September 30, 2025, 55% were with reinsurers having an A.M. Best rating of "A-" (excellent) or better, and we require reinsurance recoverables with reinsurers that have an A.M. Best rating below "A-" or are not rated by A.M. Best to be subject to collateral arrangements through a combination of letters of credit, funds withheld arrangements or trust agreements. We consider such collateral arrangements, credit ratings assigned to reinsurers by A.M. Best and other historical default rate information in estimating the credit valuation allowance for reinsurance recoverables. The credit valuation allowance was $0.6 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.
We cede a significant portion of our insurance business to our unconsolidated collateralized reinsurance sidecar vehicle, Flywheel Re. Flywheel Re is a Cayman Islands special purpose reinsurance company that provides committed multi-year collateralized quota share capacity, capitalized by long-term institutional investors.
Regulated deposits and restricted assets
Certain companies in the Group are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. Securities on deposit for regulatory and other purposes were $5.0 million and $4.9 million as of September 30, 2025 and December 31, 2024, respectively, which are included in the "Fixed maturity securities available for sale, at fair value" in the consolidated balance sheets.
In addition, we have pledged cash and cash equivalents of $71.9 million, short-term investments of $8.0 million and fixed maturity securities of $25.6 million as of September 30, 2025 in favor of certain ceding companies to collateralize obligations. As of December 31, 2024, we had pledged cash and cash equivalents of $47.3 million, short-term investments of $17.2 million and fixed maturity securities of $33.0 million in favor of certain ceding companies to collateralize obligations.
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
Debt
We have a senior unsecured syndicated US dollar denominated loan facility with a September 2029 maturity date with an aggregate outstanding principal balance of $125 million. The credit agreement includes a $50 million revolving credit facility (all of which was unutilized and available as of September 30, 2025. Each borrowing under the revolving credit facility may have a maturity of one, three or six months, at the Company’s election, but may not extend beyond the credit agreement’s maturity date. Such borrowings may be repaid early.
The senior notes are senior unsecured obligations and include a delayed draw term loan ("DDTL") feature that allows us to withdraw predefined amounts. Incremental facilities up to an additional $75 million are available to draw upon request, subject to the agreement of the lenders.

Partial quarterly repayments of the aggregate principal amount are required until the maturity date. Interest payments on the senior notes are due at the end of each period, being a certain month or quarter during which the applicable interest rate has been reset. The interest rate is subject to a sliding scale based on our consolidated senior debt to capitalization ratio and varies between a 3.4% and 4.0% spread in addition to the Secured Overnight Financing Rate ("SOFR"). Interest is calculated based on a 360-day year of twelve 30-day months. Interest expense for the three months ended September 30, 2025 and 2024 was $2.6 million and $3.1 million, respectively. Interest expense for the nine months ended September 30, 2025 and 2024 was $7.7 million and $9.1 million, respectively.
Subject to conditions of optional prepayment, we may voluntarily prepay the senior notes at any time and from time to time, prior to the maturity date without penalty. Any prepayment, in whole or in part, shall include any accrued and unpaid interest thereon to, but excluding, the prepayment date. Any amounts we prepay may not be reborrowed.
The senior notes contain certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on minimum consolidated net worth, maximum leverage levels and a minimum interest coverage ratio. As of September 30, 2025, we were in compliance with all such covenants.
Capital maintenance agreements
We have established capital maintenance agreements with our insurance subsidiaries which obligates us to make capital contributions to our rated insurance and reinsurance subsidiaries to maintain surplus above our minimum regulatory and rating agency capital targets. These requirements are set by our Board of Directors. During the nine months ended September 30, 2025, we made capital contributions of $44.1 million to Accelerant Insurance UK Limited, $12.0 million to Accelerant Re. I.I. (Puerto Rico), $11.0 million to Accelerant National Insurance Company, $10.0 million to Accelerant Re (Cayman) Ltd, and $0.7 million to Accelerant Insurance Company of Canada.
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
These ratings reflect A.M. Best’s opinion of the ability of Accelerant Holdings and respective subsidiaries to pay claims and are not evaluations directed to security holders. A.M. Best maintains a letter-scale rating system ranging from “A++” (Superior) to “F” (in liquidation). “A–” is the fourth highest of 16 financial strength ratings assigned by A.M. Best, as last updated in June 2025. These ratings are subject to periodic review and may be revised downward or revoked at the sole discretion of A.M. Best.
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
The two categories of our loss reserves include case reserves and IBNR reserves. Our gross reserves for losses and LAE at September 30, 2025 and December 31, 2024 were $1.84 billion and $1.29 billion, 63% and 60% of which relates to IBNR, respectively. Our reserves for losses and loss adjustment expenses, net of reinsurance, at September 30, 2025 and December 31, 2024 were $288.5 million and $224.9 million, 54% and 52% of which relates to IBNR, respectively.
The following table summarizes our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, as of September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
(in millions)	Gross	% of Total	Net	% of Total	Gross	% of Total	Net	% of Total
Case Reserves	$678.2	37%	$132.3	46%	$514.4	40%	$107.5	48%
IBNR	1,163.2	63%	156.2	54%	780.0	60%	117.4	52%
Total	$1,841.4	100%	$288.5	100%	$1,294.4	100%	$224.9	100%
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
In case of catastrophes or other large losses, the additional IBNR in relation to those claims is estimated by the joint work of the claims, portfolio management, and actuarial teams, and those estimates are used in the final estimates provided to the finance team for recognition within our financial statements. Our internal threshold for catastrophe losses is $10 million of gross losses. We have had nine such events since inception: European flooding (July 2021), Storm Arwen (2021), Storm Eunice (February 2022), Hurricane Ian (September 2022), US winter storms (January 2024), Hurricane Helene (September 2024), California wildfires (January 2025), Storm Éowyn (January 2025) and Missouri Tornados (May 2025). In aggregate, these events led to approximately $12 million of net incurred losses. While we write insurance products in each of these potentially impacted areas, we also maintain significant reinsurance coverage such that our net exposure is limited. For example, the most recent Missouri Tornados resulted in $22 million of gross losses, which were reduced by $20 million of quota-share reinsurance benefits and thus only resulted in $2 million of net retained losses. In addition to our quota share cover, for the 2025 and prior treaty years, our US property catastrophe excess of loss retention for a modeled gross occurrence is expected to significantly reduce our net exposure to insignificant levels as part of our business model to limit our exposure to insurance risk.
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

The tables below represent the aggregated impact from potential deviations from our recorded reserve as of September 30, 2025 and December 31, 2024:
Sensitivity factors are applied to our most recent underwriting year and we believe these potential changes will not have a material impact on our liquidity. An increase in the gross loss of 3% in the most recent underwriting year would equate to an increase in the net loss and LAE reserve of $11.5 million.

	September 30, 2025
Sensitivity (in millions)	Sensitivity for Ultimate Loss and LAE Sensitivity Factor	Net Loss and LAE Reserve	Increase/(Decrease) in Net Loss and LAE Reserve
Increase	+3%	$300.0	$11.5
Increase	+2%	296.2	7.7
Increase	+1%	292.4	3.9
Actual (Base Case)	0%	288.5	—
Decrease	-1%	284.6	(3.9)
Decrease	-2%	280.8	(7.7)
Decrease	-3%	277.0	(11.5)

	December 31, 2024
Sensitivity (in millions)	Sensitivity for Ultimate Loss and LAE Sensitivity Factor	Net Loss and LAE Reserve	Increase/(Decrease) in Net Loss and LAE Reserve
Increase	+3%	$230.9	$6.0
Increase	+2%	228.9	4.0
Increase	+1%	226.9	2.0
Actual (Base Case)	0%	224.9	—
Decrease	-1%	222.9	(2.0)
Decrease	-2%	220.9	(4.0)
Decrease	-3%	218.9	(6.0)
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
Our typical reinsurance treaties’ commissions vary based on the volume of ceded premium and the ratio of ceded loss to ceded premium. As that ratio decreases, the amount of commission increases. As of September 30, 2025, the average commission we receive is 50% of ceded premium at a 40% gross loss ratio and a minimum of 34% of ceded premium at gross loss ratios of 67% and above. The adjustment between the points is largely linear. We expect commissions of 43% of ceded premium at a gross loss ratio of 50%. There were no significant adverse adjustments to reinsurance commissions due to prior year claims experience during the nine months ended September 30, 2025.
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
Valuation Allowance on Deferred Income Taxes
Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of assets and liabilities used in the various jurisdictional tax returns. We recognize deferred tax assets to the extent we believe it is probable that future profits will be available to utilize these tax benefits. As of September 30, 2025, we had net deferred tax assets of $57.5 million.
A valuation allowance is set up for the portion of the asset that is more likely than not unrealizable, which reduces the total deferred tax asset to only the amount that we expect to realize. This allowance is assessed at each balance sheet date and is based on all available information including significant judgments related to the likely timing and level of forecasted taxable profits based on assumptions about future macroeconomic and Company-specific conditions and the associated future tax planning strategies. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. In performing our assessment of recoverability, we consider tax laws governing the utilization of net operating losses, capital losses and tax credit carryforwards in each applicable jurisdiction. The tax laws are subject to change, resulting in incremental uncertainty in our assessment of recoverability, along with the future tax planning strategies. If the actual taxable income in future periods differ from our forecast, it could impact our financial position in either a materially positive or negative way. As of September 30, 2025, our valuation allowance was $52.1 million. We intend to evaluate the realizability of our deferred tax asset quarterly through the assessment of the need for such a valuation allowance.
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
Credit Risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity securities. We manage this credit risk through diversification in terms of instruments by issuer, geographic region and related industry. At September 30, 2025, approximately 88% of our fixed maturity investment portfolio was rated “A” or better and approximately 100% was classified as investment-grade.
Interest Rate Risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by matching the duration of our investment portfolio to the duration of our loss and LAE reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed-maturity investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted-average duration of the portfolio was 2.8 years as of September 30, 2025.
We had available for sale fixed maturity securities with a fair value of $721.9 million and $479.5 million at September 30, 2025 and December 31, 2024, respectively, that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities to selected hypothetical changes in interest rates as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(in millions)	Fair Value	Estimated Change in Fair Value	Fair Value	Estimated Change in Fair Value
200 basis point increase	$680.8	$(41.1)	$449.8	$(29.7)
100 basis point increase	701.3	(20.6)	464.6	(14.9)
No change	721.9	—	479.5	—
100 basis point decrease	742.5	20.6	494.4	14.9
200 basis point decrease	763.0	41.1	509.2	29.7
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the US dollar against select foreign currencies would have had on the carrying value of our net assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in millions)	10% increase	10% decrease	10% increase	10% decrease
British Pound to US Dollar	$(2.3)	$2.3	$1.0	$(1.0)
Euro to US Dollar	(5.5)	5.5	5.7	(5.7)
Canadian Dollar to US Dollar	2.3	(2.3)	2.0	(2.0)
Item 4. Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Accelerant management, with the participation of Accelerant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based on this evaluation, Accelerant’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 23, 2025, our registration statement on Form S-1 (File No. 333-288435) was declared effective by the SEC. Pursuant to such registration statement, we issued and sold 20,276,280 Class A common shares at a public offering price of $21.00 per share on July 25, 2025. We received net proceeds of $392.0 million, after deducting underwriting discounts and commissions and offering expenses. We used a portion of the net proceeds to fund the redemption of the Class C convertible preference shares for $175.3 million in cash (as all holders of the Class C convertible preference shares elected to redeem at the date of its IPO) and to fund a $25.0 million termination fee to an affiliate of Altamont Capital partners for a then-existing management services arrangement, and intend to use the remaining amount for general corporate purposes. In addition, certain shareholders sold 19,354,044 at the public offering price of $21.00 per share and received net proceeds of $384.1 million after deducting $22.4 million in underwriting discounts and commissions. We did not receive any proceeds from the sale of Class A common shares by the selling shareholders.
Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, BMO Capital Markets Corp. and RBC Capital Markets, LLC acted as joint book-running managers in the IPO.
For additional details on the IPO, refer to “Nature of business and basis of presentation—Initial Public Offering” in Note 1 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2025.

Accelerant Holdings

By:	/s/ Jeff Radke
Name:	Jeff Radke
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jay Green
Name:	Jay Green
Title:	Chief Financial Officer (Principal Financial Officer)