Form 10-K
period 2025-12-31
Accelerant Holdings
filed 2026-03-18
CIK 1997350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______
Commission File Number 001-42765

ACCELERANT HOLDINGS
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1753044
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        ☐ Yes    ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         ☐ Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of June 30, 2025, the registrant was not a public company and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.
As of March 12, 2026, there were 222,160,004 of the registrant’s common shares outstanding, comprised of 116,757,858 Class A common shares, $0.0000011951862 par value per share and 105,402,146 Class B common shares, $0.0000011951862 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2026 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed no later than 120 days after the Registrant’s fiscal year ended December 31, 2025.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology.
In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K under the headings "Risk Factors, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Quantitative and Qualitative Disclosure About Market Risk" may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•the additional regulatory, legal and operational risks that may arise in connection with our expansion into new geographies and how such risks might materially affect our business, results of operations, financial condition, and prospects; and
•other factors detailed in Item 1A. "Risk Factors" below.
Given the risks and uncertainties set forth in this Annual Report on Form 10-K, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

Glossary
As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, the following terms have the following meanings:
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
•Accelerant Re: Accelerant Re (Cayman) Ltd and Accelerant Re I.I.
•Accelerant-Retained Exchange Premium: Expressed as a percentage, as Accelerant GWP net of ceded written premium for the trailing twelve-month period, divided by total Exchange Written Premium for the trailing twelve-month period.
•Accelerant Underwriting: Accelerant’s owned insurance companies and reinsurance companies, and all revenue and expenses associated with them.
•AI: Artificial Intelligence.
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
•ESG: Environmental, Social, and Governance.
•FCA: Financial Conduct Authority.
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
•Mission US: Mission Underwriting Holdings, LLC.
•NAIC: National Association of Insurance Commissioners.
•Net Promoter Score: A widely used customer-experience metric that is meant to capture overall customer loyalty and satisfaction.
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
•P&C: Property and Casualty insurance.
•PRA: Prudential Regulation Authority.
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
•SAP: Statutory Accounting Principles.
•SME: Small-to-medium-sized enterprise.
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

PART I
Item 1. Business
Our Vision
To become the preeminent specialty insurance marketplace connecting underwriters and risk capital in a transparent and modern way.
Company Overview
We operate a data-driven risk exchange that connects selected specialty insurance underwriters (the “Sellers” on our platform) with Risk Capital Partners (the “Buyers” on our platform). Our Risk Exchange reduces information asymmetries and operational barriers present in the traditional insurance value chain by leveraging proprietary technology to share actionable high-fidelity data and insights with platform participants.
The Accelerant Risk Exchange simplifies the traditional insurance value chain, which is fragmented, costly, and inflexible. Legacy technology, excessive intermediation, and misaligned incentives cause data leakage, high costs, and wasted resources. Our technology-powered platform addresses these issues by connecting specialty underwriters, typically MGAs (our “Members”), and Risk Capital Partners, including insurers, reinsurers, and institutional investors (our “Risk Capital Partners”). On the “supply side” of our Risk Exchange, we deliver a full service offering to our Members that includes insights and analytics, distribution management, operational resources, and the commitment of stable underwriting capacity. Our offerings free our Members to focus on growing their businesses through their core expertise of profitable underwriting. On the “demand side” of our Risk Exchange, we offer Risk Capital Partners an attractive, validated, and diversified portfolio of specialty insurance premium that may otherwise be difficult to access elsewhere. Risk Capital Partners who provide capacity through our Risk Exchange pay us recurring fees to source, manage, and monitor risks on their behalf. The Risk Exchange portfolio’s strong returns to date promote confidence from these Risk Capital Partners in the quality of the portfolio’s risk exposure, leading to better pricing and faster execution for our Members, which, in turn, empowers our Members to focus on profitable underwriting performance and growth.
By harnessing our proprietary technology, access to data, and industry experience, we believe we have created the future marketplace of the specialty insurance industry. As of December 31, 2025, we had 280 Members and 95 Risk Capital Partners on our platform and we have grown Exchange Written Premium at a 187% compounded annual growth rate since inception. As we mature and continue to scale our business, we expect our annual growth rate to moderate.
Our Risk Exchange is designed to be simpler, easier, and faster than legacy models for transferring risk. Inaccurate and incomplete underlying policy data plagues the traditional insurance value chain and prevents underwriters from deriving meaningful and actionable information. Our purpose-built Risk Exchange is underpinned by proprietary technology that ingests Member policy data and third-party data from disparate and complex data environments and pools it into a single, digestible dataset with 58 thousand unique attributes and 134 million rows of data as of December 31, 2025. This information enables automated portfolio monitoring and delivers actionable insights to underwriters and capital providers across the Risk Exchange, helping us drive lower-than-average loss ratios compared to the broader industry, optimized pricing, and accelerated growth.

We believe that our Members’ success makes us the destination of choice for the industry’s best specialty underwriters. We deliver distribution management and operational, actuarial, regulatory, and stable capital support to our Members, and our holistic offering promotes our Members’ growth and better underwriting performance. On average, our Members grow gross premiums written through the Risk Exchange by 52% in their first two years, or at an annual rate of 39% on a weighted-average basis at low-to-mid 50-percentage loss ratios, on average. For the years ended December 31, 2025, 2024 and 2023, our gross loss ratio was 51%, 54% and 51%, respectively. We received an independent third-party Net Promoter Score of 83 (out of 100) from our Members (based on a survey result), which we believe will attract a robust pipeline of potential future Members.
We focus on MGAs with strong underwriting track records and specialty underwriting expertise who predominately underwrite low-limit, low-hazard, specialty commercial risks. We conduct a thorough diligence process when selecting new Members for our Risk Exchange. We carefully construct the Risk Exchange portfolio to maximize diversification and predictability creating a low-volatility portfolio. Since our inception, we have declined approximately 90% of prospective new Members (representing self-reported premiums of over $20 billion in aggregate) that we believe did not fit within our model, reflecting our highly selective approach of inviting only the best MGAs to join our Risk Exchange.
Our commitment to selecting the best Members, optimizing Member performance and providing full data transparency has attracted a growing and diverse set of high-quality Risk Capital Partners. We started with two Risk Capital Partners in 2019, growing the number to 95 in 2025. These Risk Capital Partners include insurance and reinsurance companies, as well as institutional investors contributing capital to Flywheel Re, a reinsurance sidecar, who are attracted to the uncorrelated, attractive return profile of the risk that they can access through the Risk Exchange. Reinsurance companies and institutional investors in Flywheel Re access the Risk Exchange by reinsuring business from Accelerant Underwriting or other third-party insurance company partners. Over time we believe that the majority of our Risk Exchange premium will be written by new and existing third-party insurance company partners. The depth and breadth of Risk Capital Partners supports our operational flexibility and our growing Member base. It also allows us to maintain a capital light model.
The Risk Exchange is our core fee-based business. At opposite ends of the Risk Exchange, we operate our MGA Operations and Underwriting segments, further enhancing our value proposition. Our MGA Operations segment includes our MGA incubator, Mission Underwriters, which has supported the formation of 31 Members. Mission Underwriters expands our addressable market to include underwriters presently employed by traditional insurance companies looking to form their own MGAs. In addition to Mission Members, the MGA Operations segment also captures the financial contributions of 15 Members in which we own an equity ownership interest (our “Owned Members”). Our selective equity participation allows us to make attractive investments in, and further align with, Members, enabling us to capture some of the value we help create. In total, we own an equity ownership interest, either directly or through Mission, in 46 of our 280 Members, and we expect our Owned Members and Mission Members in aggregate to remain a minority portion of our total Members. For the year ended December 31, 2025, these Members contributed $1.21 billion, in Exchange Written Premium, or 29% of our total Exchange Written Premium for that period.
Our Underwriting segment captures the portion of the Risk Exchange portfolio written by Accelerant Underwriting and the corresponding underwriting profit realized on retained business. We have historically targeted to reinsure 90% of premiums written and reinsured by Accelerant Underwriting through the Risk Exchange to Risk Capital Partners, with Accelerant retaining approximately 10%. We expect this retained portion of Risk Exchange premium to approximate 10% during 2026 and in the aggregate to decrease over time. We view our Underwriting segment as a strategic asset and source of operational flexibility that we use to broaden the risk capital pool, align incentives with current and prospective Risk Capital Partners and expedite the onboarding of new Members and the launch of new products.
As of December 31, 2019, we had 12 Members, writing 60 products across seven countries, and two Risk Capital Partners. As of December 31, 2025, we have grown our platform to 280 Members, writing over 600 specialty insurance products across 22 countries, on behalf of 95 Risk Capital Partners. We have grown total Exchange Written Premium to $4.19 billion for the year ended December 31, 2025, while achieving a gross loss ratio of 51% for 2025. We have grown our revenues by 75% from $344 million for the year ended December 31, 2023 to $603 million for the year ended December 31, 2024, and by 51% to $913 million for year ended December 31, 2025. In 2023, we reported a net loss of $64 million reflecting our investments in our business. In 2024, we reported net income of $23 million. In 2025, we reported a net loss of $1.35 billion, including a $1.38 billion non-cash profits interest distribution expense related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 of our Class A common shares held by Accelerant Holdings LP to certain of our officers and employees that fully vested at the time of our initial public offering ("IPO"). Refer to Note 21 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Our Adjusted EBITDA was $282 million, $113 million, and $36 million for the years ended December 31, 2025, 2024 and 2023, respectively. For a reconciliation of net income (loss) to Adjusted EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP financial measures.”
Our History
Accelerant was founded in 2018 by three insurance industry veterans with over 100 years of collective experience in the insurance and reinsurance industries. They experienced first-hand the structural inefficiencies and fragmentation of the specialty insurance market. There were too many intermediaries operating across siloed entities, resulting in a lack of customer prioritization and excess costs. Antiquated technology, poor data quality, and insufficient transparency has led to information asymmetries, inaccurate pricing, misaligned incentives, and inconsistent capital availability. Our founders were determined to build a platform to solve these issues. By democratizing data and aligning incentives in a single platform, Accelerant strives to deliver better outcomes for all Risk Exchange participants.
In late 2018, we launched operations in Europe, followed quickly by the formation of our first insurance company in 2019. We believed that controlling our own insurance company would kickstart our marketplace initially and provide our Members with the support and service to empower them to focus on profitably growing their businesses. We established relationships with Risk Capital Partners that valued our disciplined approach to sourcing, managing, and monitoring specialty risk. They indirectly provided capacity through reinsurance to support our Members’ growing premium base while we maintained our capital-efficient, distribution-focused business model. Simultaneously, we built portfolio analytics and automated monitoring to augment the quality of the portfolio and the underwriting insights that support it. By the end of 2020, we had expanded our footprint into the United States.
Recognizing the significant opportunity to attract underwriting teams out of traditional insurance companies, where underwriters had limited upside, we launched Mission Underwriters in 2021. Mission Underwriters, our MGA incubator, provides start-up financing, underwriting capacity, and turnkey operational support to entrepreneurial underwriters seeking to launch their own MGAs. By the end of 2021, there were five Mission Members that wrote $28 million of GWP in 2021 and grew to 31 Mission Members writing $774 million of GWP for the year ended December 31, 2025. With respect to technology, we made significant enhancements in 2021 to our data ingestion engine, allowing us to ingest Member data from disparate and complex data environments and to augment it with third-party data.
In 2022, we formed Flywheel Re, a reinsurance sidecar, to facilitate the participation of institutional investors in the Risk Exchange portfolio, offering them specialty insurance risk and returns that are uncorrelated with broader financial markets. We believe Flywheel Re incorporates a structure that provides multi-year underwriting capacity to support the Risk Exchange platform portfolio as it grows. We expect Flywheel Re’s future cash flows and investor returns to be dependent on the loss performance of the underlying portfolio of specialty insurance business the vehicle reinsures and, therefore, relatively uncorrelated with movements or trends in the broader financial markets. The Flywheel Re reinsurance treaty has been extended and upsized through additional capital from new and existing institutional investors, with the most recent upsizing in March 2026, which we expect to support business assumed by Flywheel Re over a multi-year risk period scheduled to end in 2028.
In 2023, we further evolved the Risk Exchange by allowing third-party insurance companies to join and access the Risk Exchange directly, as well as benefit from our profitable, thoughtfully sourced, managed, and monitored specialty risk portfolio. For the year ended December 31, 2025, Risk Exchange Insurers contributed 30% of total Exchange Written Premium, reflecting strong demand for our unique value proposition. We expect Risk Exchange Insurers to represent the majority of our Exchange Written Premium over time.

As part of our strategy to engage with Risk Exchange Insurers, we offer quota share reinsurance contracts to these partners or help them establish reinsurance relationships with other Risk Capital Partners. Risk Exchange Insurers will often reinsure a significant portion of the acquired policies while gaining experience with the Risk Exchange. Our target is for Risk Exchange Insurers to write an increasing percentage of our Exchange Written Premium and the capital requirements of our enterprise to further decline over time.
Our Revenue Model
We generate revenue through three separate operating segments: Exchange Services, MGA Operations, and Underwriting.
Our Exchange Services segment generates revenue through a fixed-percentage, volume-based fee that our Risk Capital Partners pay to us for sourcing, managing, and monitoring the portfolio of business written by Members.
Our MGA Operations segment includes both Mission Underwriters’ consolidated results and those of Owned Members in which we have an equity ownership interest. We generate commission revenue from those Owned and Mission Members that we consolidate and equity income from those Owned Members in which we have a non-controlling equity ownership interest.
Our Underwriting segment captures the net commissions from reinsurers and the net underwriting result from retained business that is written and assumed by Accelerant Underwriting companies. It includes revenue through net earned premiums, ceding commission income (representing the excess ceding commissions from reinsurers over DAC, amortized over the insurance policy term), and net investment income. Net earned premium represents the earned proportion of our premiums that we retain in our statutory entities. As Accelerant cedes a significant portion of its premiums written to third-party reinsurance companies, including Flywheel Re, this generates ceding commissions that are offset against the acquisition costs related to the insurance contracts subject to the reinsurance. The excess of the ceding commissions compared to the acquisition costs form a significant source of revenue that is amortized over the related insurance policy terms.
The Accelerant Advantage
Accelerant operates a data-driven risk exchange connecting specialty insurance underwriters with Risk Capital Partners. Our Risk Exchange reduces information asymmetries and operational barriers present in the traditional insurance value chain by leveraging proprietary technology to share actionable high-fidelity data and insights with platform participants.
In a market characterized by multiple layers of intermediation, complexity, and ineffective technology and use of data, our competitive advantage is supported by:
•Data-Driven Insights and Technology: The traditional insurance value chain is beset by inaccurate and incomplete data on underlying policies. Underwriters are unable to derive meaningful and actionable information that supports underwriting performance and Risk Capital Partners lack high confidence in risk exposure and performance. Based on our Members’ experience, we estimate that a small fraction of the policyholder data that is collected at the start of the insurance value chain is typically shared with the end capital provider. We believe this resulting information asymmetry leads to a market with artificially high prices and depressed volumes. We built Accelerant to solve these problems.
Our proprietary ingestion tools allow us to capture insurance data from disparate and complex data environments. We collect Member exposure data from both structured and unstructured environments and combine it into a single dataset that, as of December 31, 2025, consisted of over 58 thousand unique attributes across more than 134 million rows of proprietary data from over 1,800 unique data mappings. This high-fidelity, high-quality data is combined with third-party data and made available to both Members and Risk Capital Partners in an actionable form. We believe that our digital capabilities and workflow tools will lead to better data, better analytics, and reduced effort at scale.
Our proprietary technology allows underwriters to select risks with the benefit of platform-driven insights and for our Risk Capital Partners to gain transparency into the portfolio of risks they are assuming.
•Member-Centric Culture: Accelerant is organized around its Members, seamlessly providing them with the services they require to succeed, including distribution management and operational, actuarial, regulatory, and stable capital support. Key to our service model is the assignment of a dedicated expert support team to each Member, including relationship managers, claims adjusters, actuaries, underwriters, and data scientists. The legacy insurance industry tends to organize around product silos, connecting multiple disjointed nodes across several organizations. This results in a highly fragmented value chain which introduces high costs, large data loss, and structural fragility. We work with Members to launch new product offerings in approximately 14 weeks, compared to what we believe is the industry standard of six to 12 months. We provide our Members with a dedicated team of experts, which includes underwriting and data managers, alongside regular consultations to drive performance enhancement. We have protocols in place to ensure that we do not compete with our Members. Such protocols center around bespoke product uniqueness for each Member, transparency of Member competition and non-favoritism, and channel definition. This creates a dynamic that further differentiates us from the legacy market. There may be potential Members that are less interested in becoming a Member because of our investment in other Members that are perceived to be competitors, but based on our experience, we believe the likelihood of this is low. Our Member-centric culture and the breadth of our capabilities allow us to attract and retain what we believe to be the industry’s best underwriters in their respective specialties.
We provide Members with long-term capital and operational support so that they can plan for the longer term and focus on their core businesses. We believe taking a longer-term view promotes faster, more profitable and more durable growth for Members. In exchange for a five-year capacity commitment from us, our Members provide us with exclusivity agreements on a rolling, five-year basis. We provide Members with data and analytics, portfolio management, assistance with product expansion, and widening distribution networks. Our commitment to supporting our Members’ growth is evidenced by our Net Revenue Retention of 126% for the year ended December 31, 2025. We received an independent third-party Net Promoter Score of 83 (out of 100) from our Members (based on a survey result), which we believe will attract a robust pipeline of potential future Members.
•Disciplined Approach to Sourcing, Managing, and Monitoring Risk: Our methodology of carefully sourcing, managing, and monitoring risk enables us to develop our portfolio of specialty risk. We source prospective new Members through our industry network and market referrals and make selections based on their loss ratio track records. Our current focus is predominantly on commercial, low-limit SME lines of business. Our existing portfolio of products consists of commercial combined, property owners and professional indemnity products together with other coverage products. Each of our Members typically specializes in a particular commercial niche (e.g., Pacific Northwestern bowling alleys or Norwegian cold storage facilities). We and they aim to provide the full suite of insurance products the SME owner would need or seek to obtain in each niche. We take a disciplined approach to managing and monitoring risk in collaboration with Members that combines our data insights with advice from insurance industry veterans. We meet with each Member monthly to review their portfolio performance, and our technology stack enables us to derive data-driven insights that uncover hidden opportunities and potential vulnerabilities in a Member’s portfolio.
•Diverse, High-Quality Risk Capital Partners: Maintaining long-term relationships with our Risk Capital Partners is a key component of our business and revenue model. Whether they participate on the Risk Exchange directly or through reinsurance, we have partnered with a broad group of high-quality Risk Capital Partners who are attracted to the Risk Exchange by the portfolio’s consistent and profitable underwriting performance. We have grown the number of Risk Capital Partners on our platform from two in 2019 to 95 in 2025. Our existing Risk Capital Partners include blue chip insurance and reinsurance companies with substantial balance sheets that have the capacity to support the pace of our growth and could singularly support our entire portfolio today. Continued strong demand from risk capital is an important contributing factor to our robust Member pipeline. Additionally, we intend to continue to increase the portion of the Risk Exchange premiums written directly and retained by Risk Exchange Insurers and reduce the portion written by Accelerant Underwriting, which will shift even more of our revenue model to being fee-based.
Our Growth Strategy
Since inception, we have grown Exchange Written Premium at a 187% compounded annual growth rate. We believe we will continue to maintain strong revenue growth based on:
•Growing Existing Members’ Businesses: Our Members are the key to our success – when they succeed, we succeed. We believe our existing Members will continue to expand as they capture greater market share, introduce new products, and enter new regions. Accelerant’s exclusivity arrangements and rights of first refusal on new product launches promote new product growth on the Risk Exchange. Accelerant’s long-term five-year capacity commitment allows our Members to plan for the future with confidence, focusing on new opportunities, rather than sourcing underwriting capacity. These factors have led to our Members growing premiums written on the Risk Exchange by over 38% annually on a weighted-average basis. Additionally, not all products written by our Members are written through the Risk Exchange.
•Attracting New Members: Adding new Members to our platform has been a significant source of growth historically, and we expect this to continue in the future. We began with three Members in 2018 and had 280 as of December 31, 2025. Our expert client-facing service model, proprietary technology offering, and long-term capacity attract prospective Members to our Risk Exchange. We had MGA's with over $4 billion in collectively reported annual premiums in our evaluation pipeline as of December 31, 2025. We expect our comprehensive diligence process when selecting members as well as our growing Member base and increasingly diversified portfolio will continue to drive further interest from additional Risk Capital Partners and, in turn, reinforce the Risk Exchange’s value proposition to existing and prospective Members.

•Expanding Our Product Portfolio: Our portfolio is focused on low-volatility, low-severity SME commercial risks. This market segment within our focal lines of business and geographies is large, estimated at $117 billion of premium for 2022, giving us considerable room to expand. We intend to prudently expand into selected additional lines of business, bringing our estimated serviceable market to $252 billion. As we continue to scale, we believe there are specialty underwriters that excel in larger-market commercial, commercial auto, workers’ compensation, and specialty personal lines whom we can attract to our Risk Exchange while maintaining the same high-quality portfolio. We will always endeavor to attract the highest quality underwriting talent to our Member base, notwithstanding the niche or line of business.
•Geographic Expansion: As of December 31, 2025, 39% of our total Members were in Europe, including the UK, 52% in the U.S., and 9% in Canada. We intend to grow with our existing product portfolio by adding additional countries to our operation. Our geographic expansions to date have been successful and we believe our operating footprint and globally integrated technology platform position us well to capitalize on opportunities in new countries. In the near-term, we believe that Australia and continued expansion in Canada represent attractive growth opportunities given their combination of high MGA penetration and similar structural challenges present in their legacy insurance marketplaces. We are always evaluating other global expansion opportunities as well.
•Expanding to New Member Types: To date, our Members have been MGAs primarily focused on specialty insurance. We have been successful in addressing these clients’ needs, and we believe there are other sizable Member types which have similar structural challenges that would benefit from a relationship with us. In particular, captive insurance companies constitute a $176 billion global market and face similar challenges as our existing specialty Members. Captives represent entities engaged in self-insurance, either standalone (e.g., single business) or as a group of related insureds forming a jointly owned insurance vehicle. Captives have identified inflexible and unreliable insurers, poor data transparency, high expenses, and slow response times as key challenges to their operations –each of     which our platform could address. From our perspective, the aligned incentives inherent in the captive model result in more attractive risk than other markets. As of December 31, 2025, we had 13 Members engaging in captive business.
Along with the opportunity to provide retail brokers access to the suite of products offered by our Members, we believe we can expand our existing partnerships with retail P&C insurance brokers that have specific areas of expertise and could enhance their economics by establishing a joint venture MGA with Accelerant. Our Mission Underwriters business will help facilitate this venture, which will begin with the establishment of a new MGA.
•Deepening and Broadening Relationships with Risk Capital Partners: We have diverse, stable, and high-quality risk capital relationships, including 18 Risk Exchange Insurers operating directly on the Risk Exchange, 77 third-party reinsurance companies, and institutional investors as of December 31, 2025. Our existing Risk Capital Partners maintain substantial balance sheets and have the capacity to support our current and anticipated future growth. While we do not need to add any other Risk Capital Partners to keep pace with our growth, we expect to continue to expand the number of Risk Capital Partnerships in response to the growing demand for our value proposition, which will drive increased competition for low-volatility, low-severity risk, providing enhanced terms and more favorable economics for the Risk Exchange. Writing more premium directly with Risk Exchange Insurers will shift even more of our revenue model to being fee-based.
Our Technology and Data Platform
Our proprietary, purpose-built technology and data platform is a critical part of executing our vision for the Risk Exchange, which is to provide greater transparency and shared information across the entire value chain.
Underpinning the Risk Exchange’s value proposition for our Members, are our data and technology capabilities that we believe are unmatched in the industry. We ingest and combine data from a variety of sources (e.g., policy and claims systems), augment it with third-party data, and analyze that information for the benefit of all Risk Exchange participants. Accelerant captures all available data on risk exposures and claims – we do not have to leave data behind because of technological limitations. By ingesting structured and unstructured data, we can preserve data that is often lost across the insurance value chain. As of December 31, 2025, our dataset consisted of over 58 thousand unique attributes across more than 134 million rows of proprietary data from over 1,800 unique data mappings. Once ingested, data is validated, transformed, and governed into robust and tailored underwriting intelligence that is available to Members and Risk Capital Partners alike. We use several third-party technologies and services, including large language models ("LLMs"), to support this data ingestion, our analytics, and the Risk Exchange as a whole. As a result, our Risk Exchange lessens information asymmetries, enabling trust between Buyers and Sellers on our platform.

Our Members and risk capital partners derive significant value from our data and analytics platform and their specific needs and usage patterns continuously evolve. We seek to regularly enhance the delivery and functionality of our data and analytical capabilities utilizing workflow tools and our cloud-native, digital platform that offers Risk Exchange participants a single, secure place to operate.
We have assembled a team of over 195 highly skilled engineers, data scientists, product managers and designers whose collective expertise spans a broad range of technical areas. As of December 31, 2025, these team members represented 34% of the Accelerant workforce. We continue to make significant investments in the development of our data, analytics, and AI.
Our Operating Segments
We operate our business across three operating segments – Exchange Services, which is the core offering of Accelerant, MGA Operations, and Underwriting.
Exchange Services
The Exchange Services segment is our core business, our Risk Exchange – the Accelerant technology, data ingestion, and agency operations that serve the needs of our Members and Risk Capital Partners. We derive revenue in this segment from contractually fixed fees based on premium volume, paid by Risk Capital Partners for sourcing, monitoring, and managing their risk portfolios.
The Risk Exchange benefits from a powerful network effect. We believe that as more Members join Accelerant’s platform, more experience data is collected and ingested, driving better underwriting intelligence, industry-leading loss ratios, more scale and more efficiency. We believe this will continue to drive more interest from institutional investors, insurance companies, and reinsurers who will find the Risk Exchange to be a highly differentiated and low friction way to access a very attractive portfolio of business. We believe that the increase in capital attracted to the Risk Exchange will provide more optionality and capacity stability, drawing more specialty underwriters to the Risk Exchange and further amplifying the network effect.
For the year ended December 31, 2025, the Risk Exchange placed $4.19 billion of Exchange Written Premium, representing 35% period-over-period growth compared to the year ended December 31, 2024. We expect this segment will become an increasing majority of the earnings reported within our consolidated financial statements.
MGA Operations
Our MGA Operations segment captures the economics of both Mission Members and Owned Members in which Accelerant has a minority equity ownership interest, reflecting such earnings as equity method income, or in which Accelerant has a controlling stake, reflecting such earnings fully within our consolidated results. Mission Underwriters represents the largest component of this segment. Mission Underwriters provides start-up financing, underwriting capacity, and turnkey operational support to entrepreneurial underwriters looking to launch their own MGAs. We own the majority of every MGA that Mission Underwriters helps to create, with meaningful equity shared with management teams based on the performance of their MGA. Mission Underwriters allows Accelerant to directly capitalize on the industry trend of specialized underwriting talent leaving traditional insurance companies to start their own independent platforms. Mission Underwriters expands our addressable market.
MGA Operations also provides us with the opportunity to make attractive, long-term investments in existing Members, driving alignment of interest, as well as enabling Accelerant to participate in the value the Risk Exchange creates for MGAs. We have ownership interests in 15 MGAs (which we call “Owned Members”), most of the time acquiring a minority stake, twelve months after the MGA has been a Member on our platform, with a call option to allow us to take a majority stake over time.
The MGA Operations segment included activity from 46 Members who collectively produced Exchange Written Premium of $1.21 billion for the year ended December 31, 2025 (the 15 Owned Members within this group produced $440.1 million of Exchange Written Premium).
Underwriting
Our Underwriting segment contains all revenue and expenses associated with Accelerant Underwriting. We view our owned insurers and reinsurers as strategic assets and sources of operating flexibility. Our reinsurer and institutional investor Risk Capital Partners can access premium on the Risk Exchange through reinsurance from Accelerant Underwriting. For the year ended December 31, 2025, Accelerant-Retained Exchange Premium represented 9% of Exchange Written Premium.

For the year ended December 31, 2025, the Underwriting segment had retained net written premiums and net earned premiums of $358.5 million and $298.1 million, respectively. In the future, as third-party Risk Capital Partners increasingly directly access the Risk Exchange, we expect revenue in the Underwriting segment to grow more slowly than in the Risk Exchange segment.
Our Members (“Supply Side” of our Risk Exchange)
Our Members are experienced specialty underwriters that produce attractive loss ratios. The Members with whom we partner are typically MGAs with $10 to $40 million in premium, a headcount of 15 to 30 employees, and an average tenure of 15 years, operating independently of insurance companies, with delegated authority to underwrite risk on an insurance company’s behalf. We select Members that have an impressive track record of underwriting low-volatility, low-limit, low-hazard risks. The quality of the portfolio written by our Members is highlighted by our gross loss ratio of 51%, 54%, and 51% for the years ended December 31, 2025, 2024 and 2023, respectively. Through our rigorous vetting process, we review prospective Members across a range of areas including underwriting, actuarial, compliance, claims, technology, and key talent. Typical criteria we use in screening for new prospective Members include:
•3-to-5-year underwriting track record, either as a standalone MGA or as part of larger organization
•Predominantly commercial, low-limit SME risk focus
•Underwriter-led culture with focus on maintaining profitable business
•Typical annual premium volumes of $3 million to $100 million
•Robust data capture capabilities that can be shared with our Risk Exchange
When our Members join the Risk Exchange, we onboard them typically within 14 weeks, and sometimes in as little as two weeks. The speed to market we provide is reinforced by our expert service model and technology capabilities.
Our commitment to our Members and the quality of the Risk Exchange portfolio continues long after a Member is onboarded. We are in weekly contact with our Members to understand their primary needs and identify action plans quickly. We regularly conduct formal reviews (usually monthly) on each Member’s performance and strategies. These reviews are informed by the high-fidelity data we ingest and transform into actionable insights. Our Members receive a five-year capacity commitment which is renewed annually. This multi-year capacity commitment enables them to focus on underwriting performance and to scale efficiently. As part of the capacity commitment, the Risk Exchange becomes the exclusive network of capacity providers for the Member for the product being written through the Risk Exchange and Accelerant receives a right of first refusal with respect to any new product that they may launch. We retain the right to cancel any Member capacity commitment if we view underwriting performance to be deteriorating without the prospect of remediation action to be able to improve performance.
Our Members’ weighted average annual growth rate of premiums written on the Risk Exchange of 38% per year, which includes both growth of existing products on our platform and our Members launching new products on our platform, underscores the accelerating growth of Members when they work with Accelerant.

The chart below presents our Member's growth in Exchange Written Premium by cohort:
Our Risk Capital Partners (“Demand Side” of our Risk Exchange)
Premium generated from Members is centrally managed by our Risk Exchange and placed with a diverse stable of high-quality Risk Capital Partners or Accelerant Underwriting. As of December 31, 2025, our Risk Capital Partners include 18 Risk Exchange insurance companies and 77 third-party reinsurers or institutional investors contributing capital to Flywheel Re.
Some of the Risk Exchange’s business that is placed with our reinsurers and institutional investor partners is written directly by Accelerant-owned insurance companies within the U.S., Canada and Europe. The risk is then reinsured, save for a small retention, to Accelerant Re. Reinsurers and institutional investors access the business pooled at Accelerant Re via quota share, excess of loss, and stop-loss reinsurance arrangements. The first Flywheel vehicle was funded by institutional investors in 2022. At the end of the first three-year underwriting term, Flywheel Re was extended and upsized with additional capital in June 2025 and March 2026 to support business assumed by Flywheel Re over a multi-year risk period scheduled to end in 2028.
Flywheel Re is a special purpose reinsurance entity that participates in the Risk Exchange portfolio on a multi-year basis. We expect Flywheel Re to represent a larger part of our risk capital offering as this source of risk capital adds diversification, predictability, and stability to the “demand side” of our platform. The participation of institutional investors and reinsurers also diversifies our sources of risk capital and introduces competitive tension that regulates the cost of capital.
Our reinsurer and institutional investor Risk Capital Partners comprise highly rated, third-party reinsurers, the significant majority holding an “A-” or better rating from A.M. Best or acting on a collateralized basis, and are sufficiently capitalized to support our planned growth over the years, subject to their appetite. Our largest reinsurance relationship represented 14% of Exchange Written Premium for the year ended December 31, 2025.
The balance of the Risk Exchange’s business is written by third-party insurance companies, in which we do not have an equity stake or any form of ownership, access the Risk Exchange directly and authorize Accelerant agencies and brokers to source, manage, and monitor the risk. We do not have an equity stake or any form of ownership interest in any of our Risk Capital Partners, including Flywheel Re, but one of our Risk Exchange Insurers, Hadron (an insurer newly formed in 2023), is primarily owned by our majority shareholder, Altamont Capital. We actively manage the portfolios of the Risk Exchange Insurers to ensure both their own portfolios and those across the platform remain well-balanced from a relative volatility and expected profit perspective. Through December 31, 2025, 18 third-party insurance companies have directly joined the Risk Exchange and contributed 30%, 16%, and 10% of Exchange Written Premium for the years ended December 31, 2025, 2024 and 2023, respectively.
As part of our strategy to engage with Risk Capital Partners, we offer quota share reinsurance contracts to these partners. Risk Exchange Insurers will often reinsure a significant portion of the acquired policies while gaining experience with the Risk Exchange. Our target is for premiums written and retained by Risk Exchange Insurers to represent a significant portion of the overall Exchange Written Premiums over the next several years and the capital requirements of our enterprise to decline.
Risk Exchange Insurers may seek our help in securing reinsurance capacity given the breadth of our relationships. In these instances, we can help them establish reinsurance relationships with other Risk Capital Partners. We maintain a capital-efficient Underwriting segment for the year ended December 31, 2025, Accelerant-Retained Exchange Premium represented 9% of Exchange Written Premium.
To bolster the risk profile of the Risk Exchange portfolio, we buy inuring excess of loss protection from third-party reinsurers to mitigate the impact of significant loss events. We secure this as additional volatility protection across the entire portfolio, enhancing the value and predictability of our portfolio to Risk Capital Partners.
Risk Management
The Company maintains an enterprise risk management framework to address existing as well as emerging risks that could impact us, and our performance. The framework:
•is embedded in both the organizational structure and strategic oversight process, supported by appropriate internal control policies and procedures;
•is supported by information systems that appropriately capture underwriting, investment, and operational data and provide relevant, accurate, and timely information to the applicable business functions;
•has incorporated techniques necessary to identify, measure, respond to, monitor, and report, on an individual and aggregate level, all material risks;
•provides for periodic reviews of the operating environment to ensure material risks are assessed and monitored, and appropriate actions are taken to manage exposures and adverse developments;
•specifies objectives, risk appetite and risk tolerance levels, and appropriate delegation of oversight, reporting, and operating responsibilities across all functions;
•provides for reporting systems that are appropriate to the Company’s business activities taking into consideration any outsourcing of responsibilities and safeguarding of assets; and
•documents all significant policies and procedures associated with the framework.
Claims
We have an experienced claims team, consisting of 43 in-house claims professionals with cross-jurisdictional experience. Claims within authorized levels are primarily handled by TPAs, however, claims in excess of authorized levels will involve oversight from our claims professionals. TPAs are selected by the Risk Exchange with input from the Member and based on the TPA’s specific insurance expertise in the product type as well as the TPA firm’s ability and willingness to transfer claims data. This is unusual in the specialty market and disqualifies some TPAs from handling Risk Exchange business. We make claims data and case-specific actions available to our Members and Risk Capital Partners, enabling them to quickly understand and respond to claims and market trends, which ultimately results in efficient claims management and overall portfolio performance.
Competition
The specialty insurance industry consists of many markets and sub-markets around the world, each with distinct products, services, and regulatory considerations. It is fragmented by layers of intermediation and served by a broad range of incumbents tackling only small portions of the specialty insurance value chain.
We believe our competition includes a broad range of business types, addressing only one piece of our value proposition rather than delivering a holistic solution similar to ours. Incumbents serving specialty underwriters today include the Lloyd’s market, local insurers, and fronting companies. We believe that traditional insurance companies’ and industry participants’

cost structures, approaches to compliance issues, and transactional approach towards MGAs combine to deter the potential success of MGAs. Incumbents also tend to move slowly in onboarding MGAs, to be less focused on delivering service and support, and may look for opportunities to quickly replace MGAs with their own direct distribution. Many fronting companies often have short-lived, brittle, and single-program reinsurance relationships that they require MGAs to source themselves. We believe that very few of these incumbents provide the data transparency or tools that fuel an MGA’s success.
Existing and newer industry participants may attempt to replicate our business model, but we believe that the competitive moat around Accelerant remains very wide including our proprietary data ingestion and dataset, growing track record, and deep subject matter expertise.
Traditional insurance companies and industry participants are organized around product silos and their technology is typically hampered by legacy systems which are not easily replaced due to regulatory requirements. Traditional insurers tend to have distribution channels that compete directly with MGAs, and that they are unwilling to solely focus on MGAs. Traditional reinsurers also have large balance sheets burdened by significant loss reserves. These companies rely on underwriting income today to earn a return on the capital required to support these loss reserves, making it unlikely they would share a large portion of their stable and profitable premium with other Risk Capital Partners.
Fronting companies generally do not have the technological resources or the expertise required to monitor the business they allow others to write on their behalf. The fronting business model is generally low-cost, providing only the bare essential regulatory reporting capabilities to the transaction, generally requiring the underwriters to arrange their own program-specific reinsurance. We believe a significant shift in business model would be required for fronting companies to provide the breadth of services that we provide to participants on the Risk Exchange.
We believe technology-first or “insurtech” companies have also struggled to be successful in our market. While superior technology is an important capability to be successful, these companies often struggle without a team of insurance industry experts to manage underwriting results, regulators and rating agencies.
Brokers and other intermediaries generally also lack experience with underwriting, regulators and rating agencies. Additionally, they have not generally made investments in technology that allow them to understand the exposures of the business they intermediate, and their focus has been more on sales-generating data.
Altogether we believe we have created a differentiated specialty insurance platform due to factors including but not limited to our data and technology capability, regulatory barriers, rating agency requirements, and capacity access.
Intellectual Property
We rely on a combination of copyright, trademark, trade dress and trade secret laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property and proprietary rights. These laws, procedures, and restrictions provide only limited protection.
We have registered “Accelerant” and the logo design for Accelerant, “Mission Underwriters” and the logo design for Mission Underwriters, and numerous of our other brand names and logos as trademarks in the U.S. and other jurisdictions. We have also registered numerous internet domain names related to our business. We also rely on common-law trademark protection to protect other types of our intellectual property.
We enter into agreements with our employees, contractors, clients, partners and other parties with whom we do business to limit access to and disclosure of our proprietary information. We cannot assure you that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying or the reverse engineering of our proprietary information, including by third parties who may use our proprietary information to develop products and services that compete with ours. Moreover, others may independently develop products or services that are competitive with ours or that infringe on, misappropriate or otherwise violate our intellectual property and proprietary rights, and policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated.
Furthermore, effective copyright, trademark, trade dress and trade secret protection may not be available in every country in which our products are available, as the laws of some countries do not protect intellectual property and proprietary rights to as great an extent as the laws of the U.S. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property and proprietary rights are uncertain and still evolving.
Companies in the insurance industry may own large numbers of copyrights, trademarks and other intellectual property and proprietary rights, and these companies and entities have and may in the future request license agreements, threaten litigation or file suit against us based on allegations of infringement, misappropriation or other violations of their intellectual property and proprietary rights.
Information Security
We face external threats to our information technology systems and data, including the possibility of system failure, attempts to steal our customer data, ransomware, phishing and other cyberattacks. We designed our technology infrastructure to function through disruptions, including significant disruptions, and replicate our data in real time to a third-party cloud disaster recovery site for use in the event of a major system failure. We also back-up our data (immutable) daily for system restoration if needed. Additional actions we take to prevent disruptions to our systems and data include: actively monitoring Cybersecurity and Infrastructure Security Agency’s cybersecurity directives, taking immediate action on any vulnerability identified in a directive; continuous vulnerability scans on all network attached devices, at all locations, with patching applied whenever needed; leverage context based authentication and authorization methods; requiring two-factor authentication for access to any of our systems; conducting regular human risk management activities including training simulated phishing and communications; implementing endpoint detection agents for threat detection and response; performing tabletop scenarios to practice responses to breaches involving our cybersecurity insurance partners and retained security consultants; and performing annual penetration testing. We regularly review our security breach posture and regularly implement updated processes, best practices and tools.
Product and Feature Development
We aim to continuously improve our platforms and to develop new features for our Risk Exchange participants. Our product development philosophy is centered on continuous innovation in creating products that are designed to place our users, their businesses and the interactions with us at the core of the product experience.
Digital Platform
Our platform is a single, secure place for our Risk Exchange participants to operate. Risk Exchange participants will leverage the digital platform to increase their productivity and drive business results via portfolio insights, analytical and workflow tools. Members also have access to a virtual community through our platform to drive network effects across the ecosystem of Risk Exchange participants. In select instances, the virtual community has created cross-sell opportunities amongst Members. Through the offerings of the virtual community, Members have already been able to achieve tangible economic benefits from the relationships they have cultivated within our network.
Data, Analytics & AI
Our Data platform is designed to capture and ingest data from a variety of sources from Member bordereaux files to third-party data and other source systems via API. Incoming data is validated, transformed, and governed utilizing AI agents and that data is then leveraged by our SaaS platform where Members and Risk Exchange Insurers can consume analytics and insights. Members have access to consolidated, easy to consume portfolio dashboards that show the overall performance of their book of business across GWP versus plan, retention, rate change, claims analysis and loss emergence. Members are able to drill into details of the summary metrics to understand performance against plan over time using the high-quality data that we have captured and cleansed. In addition, Members can build and manage custom reports by selecting and filtering on data fields that are most relevant to their business.
Our internally developed AI tools and models assist the underwriting process for Members. Our risk evaluation tools allow Members to efficiently identify, classify, validate, research and price potential underwriting opportunities. Additionally, we provide Members with AI-supported claims insights, actuarial analysis and portfolio management that helps manage rate adequacy and portfolio optimization.
Architecture
Legacy technology creates challenges for insurers and MGAs, who are increasingly looking for modern solutions as the industry shifts to a cloud-based model. Our platform was built from the ground up to take advantage of the cloud and modern data technologies. Accelerant’s Data and digital platforms are all deployed on Amazon Web Services public cloud infrastructure in one region and three availability zones. Our microservice architecture allows for flexible scaling and rapid development as we evolve our architecture.

Research and Development
Our research and development organization is responsible for the design, development, testing, and delivery of new technologies, features, integrations, and improvements of our platform. It is also responsible for operating and scaling our platform, including the underlying public cloud infrastructure. Our research and development organization consists of teams specializing in software engineering, product management, product design, data engineering and machine learning engineering. We intend to continue to invest in our research and development capabilities to expand our platform.
Employees and Culture
Our culture is the foundation of everything we do. Our employees are our greatest asset, and we strive to foster a productive, cross-border working environment that embodies our core values. We firmly believe in transparency, teamwork, sharing individual and team successes, and building a resilient, entrepreneurial, and productive workforce of the future.
At Accelerant, we are:
•Member-centric
•A team of experts
•Fast and Wise
•Aggressively transparent
•Building for the future
•Innovative and flexible
We believe:
•In putting authority and accountability as close to the customer as possible
•The only success is shared success
We commit to:
•Assume positive intent
•Maximum sustainable effort. Every day.
Our remote-first working environment enables us to attract and engage top industry talent not only in our core geographies – the U.S., the UK, Europe, and Canada – but also on a global stage. We are committed to cultivating and preserving a diverse and inclusive workforce that reflects the cultures and communities of our global footprint.
As of December 31, 2025, we have 574 Accelerant Exchange Services, Underwriting and Corporate employees around the world, and an additional 288 Mission employees. We also engage temporary employees and contractors directly or through third-party vendors and agencies.
Regulation
Insurance Regulation
United States Regulation
Insurance Regulation in General
Accelerant’s insurance carriers and insurance-related subsidiaries are regulated by insurance regulatory authorities in the states and countries in which we conduct insurance-related business activities. In the U.S., authority for the regulation, supervision and administration of the business of insurance in each state is generally delegated to a state insurance commissioner who oversees a regulatory body responsible for the supervision of the business of insurance. In addition, the NAIC, comprised of the insurance commissioners of each U.S. jurisdiction, develops or amends model statutes and regulations that, in turn, most states adopt.

In general, such insurance laws and regulations are designed to protect the interests of policyholders, consumers, and claimants rather than shareholders or other investors. State regulatory authorities generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and insurance producers, review and approval of product forms and rates, establishing standards for reserve adequacy, statutory accounting methods, statutory financial reports, regulating certain transactions with affiliates, and prescribing types and amounts of investments.
The U.S. state-based insurance regulatory system is in a constant state of change, as state governmental agencies and legislatures adapt to market and political circumstances. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase, state authority to regulate insurance companies and insurance holding company systems. Further, the NAIC and some state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways. In addition, the Federal Insurance Office ("FIO") was established within the U.S. Department of the Treasury by the Dodd-Frank Act in July 2010. The FIO monitors all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system, although the FIO has no express regulatory authority over insurance companies or other insurance industry participants.
Required Licensing
Our business activities are subject to licensing requirements and extensive regulation under the laws of the various states and countries in which we operate. Regulatory authorities in the states or countries in which our operating subsidiaries conduct business may require individual or company licensing to act as insurers, producers, brokers, agents, TPAs, MGAs, reinsurance intermediaries, or adjusters.
Under the laws of most states in the United States, regulatory authorities have relatively broad discretion with respect to granting, renewing, and revoking insurer, producer, broker, and agent licenses to transact business in the state or country. The operating terms may vary according to the licensing requirements of the particular state, which may require that a firm operate in that jurisdiction through a local corporation. Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are enforced by federal and state agencies in the United States.
All insurance is written through licensed agents and brokers. In jurisdictions in which we operate on a surplus lines basis, surplus lines brokers are generally required to certify that a certain number of licensed admitted insurers had been offered and declined to write a particular risk prior to placing that risk with us or that the coverage is otherwise unavailable from an admitted carrier.
Accelerant Holdings is the ultimate parent company for four insurance company subsidiaries located in the United States and its territory. Accelerant Specialty Insurance Company ("ASIC") is domiciled in the state of Arkansas and operates on a surplus lines basis; Accelerant National Insurance Company ("ANIC"), as of January 1, 2026, is domiciled as an admitted carrier in the State of Arkansas to transact certain lines of P&C; Accelerant Re I.I. is domiciled in Puerto Rico as an international insurance company and is authorized to transact property and casualty reinsurance in Puerto Rico; Accelerant Captive Re, Inc. was formed on December 31, 2025, as an Arkansas-domiciled captive reinsurance company with protected cell capabilities. All of Accelerant’s insurance carrier licenses are in good standing, and, pursuant to applicable state and national laws and regulations, will continue in force unless otherwise suspended, revoked or otherwise terminated, subject to certain conditions.
ANIC currently operates on an admitted basis in all fifty states and the District of Columbia and must maintain an insurance license in each state in which it transacts the business of insurance. ASIC currently operates on a surplus lines basis in all fifty states and the District of Columbia. While ASIC does not have to apply for and maintain a license in those states (with the exception of its domiciliary state of Arkansas), it is subject to maintaining eligibility standards or approval under each particular state’s surplus lines laws to be included as an approved surplus lines carrier. In states in which ASIC operates on a surplus line basis, it has freedom from rate and form filing requirements for the majority of its business. This means that ASIC can implement changes to policy forms, underwriting guidelines, or rates for a product on an immediate basis without regulatory approval. Accelerant Re I.I. will reinsure U.S. risks, including Puerto Rican risk, as well as international risks.
Accelerant Underwriting Managers ("AUM") is the full-service U.S. program management affiliate of Accelerant. AUM is domiciled in the state of Georgia and provides a full suite of data-driven, underwriting-led program management services to multiple Risk Exchange Insurers, including ASIC and ANIC. AUM provides the Risk Exchange Insurers with extensive platform services, such as due diligence and onboarding, actuarial services, product development support, underwriting management, claims management, data analytics, regulatory compliance support, and enterprise risk management support. See “Business— Our Business — MGA Operations.”

AUM receives delegated binding authority from the Risk Exchange Insurers to serve as the MGU for their portfolio programs pursuant to Binding Authority Agreements. Through the Binding Authority Agreements, the portfolio programs, platform services, and each party’s roles and responsibilities are fully detailed.
Typically, AUM further delegates its binding authority to its sub-agent Members, which includes our affiliated sub-agent, Mission Underwriting Managers, LLC ("MUM"), and other sub-agents in which Accelerant may own a majority or minority interest. These Members administer various insurance programs on behalf of AUM and Risk Exchange Insurers in accordance with AUM’s specific direction in addition to policies and procedures outlined in the AUM’s sub-agent contract(s).
AUM, MUM, or other sub-agents could be subject to regulation under state MGA laws and regulations. Regulation as an MGA under various state laws can be triggered by providing certain services to Risk Exchange Insurers and/or providing such services with respect to a material percentage of the Risk Exchange Insurers premium volume.
Policy Form and Premium Rate Regulation
All states regulate the insurance policy forms and premium rates of admitted insurance companies. This form of regulation is most prevalent for personal lines such as private passenger automobile and homeowners, but also extends to various forms of commercial insurance. In most cases, form and rate regulation requires an insurer to file any new or revised policy forms and rates prior to their use in the market. In many cases, the form or rate cannot be used until after it has been approved by the state. This process can be time consuming in some states and for some lines of insurance.
Managing General Agent Act
Some of our business activities are subject to regulation under state MGA laws which require licensure or registration of agents that manage all or part of an insurer’s business operations and produce and underwrite a certain amount of the insurer’s business and either adjust or pay a certain amount of the insurer’s claims or negotiate reinsurance on behalf of an insurer. Such regulations dictate that the acts of an MGA are considered to be the acts of the insurer on whose behalf it is acting, and therefore, an MGA may be subject to regulatory examination as if it were the insurer. Further, such regulations impose requirements on the terms that must be included in contracts between an insurer and its MGA.
Excess and Surplus Lines Compliance
The E&S market generally provides insurance for businesses that are unable to obtain coverage from admitted insurance carriers because of their high or complex risk profile or the unique nature or size of the risk. The surplus lines transaction is facilitated through a licensed and regulated surplus lines broker. It is the licensed surplus lines broker that is responsible for:
i.electing an eligible surplus lines insurer;
ii.reporting the surplus lines transaction to insurance regulators;
iii.remitting the premium tax due on the transaction to state tax authorities; and
iv.assuring compliance with all the requirements of the surplus lines codes.
State surplus lines laws, or laws pertaining to non-admitted insurance business, require that surplus lines brokers comply with diligent search/exempt commercial purchaser laws and affidavit/document filing requirements, as well as requiring the collection and paying of any taxes, stamping fees, assessment fees, and other applicable charges on such business. Surplus lines brokers are often subject to special licensing, surplus lines tax, and/or due diligence requirements by the home state of the insured. Fines for failing to comply with these surplus lines requirements, specifically for failing to comply with the surplus lines licensing or due diligence requirements, vary by state but can be up to several hundred thousand dollars.
Fiduciary Funds
Insurance authorities in the United States have also enacted laws and regulations governing the investment of funds which are held in a fiduciary capacity for others. These laws and regulations generally require the segregation of these fiduciary funds and limit the types of permissible investments.
Broker Compensation
Some states permit insurance agents to charge policy fees, while other states prohibit this practice. In recent years, several states considered new legislation or regulations regarding the compensation of brokers by carriers. The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with clients.

Insurance Holding Company Regulation
We operate as an insurance holding company system and are subject to the insurance holding company laws of Arkansas, Delaware and Puerto Rico. These states’ laws require that each insurance company in the holding company system must register with the respective department of insurance and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system that are domiciled in that state. These laws also provide that all transactions among members of a holding company system must be fair and reasonable.
Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and notice to or prior approval from the department of insurance generally is required for any material or extraordinary transaction.
Changes of Control
Before a person can acquire control of a U.S. domestic insurance insurer, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled, or the acquirer must make a disclaimer of control filing with the department of insurance for such state and obtain approval thereon. Prior to granting approval of an application to acquire control of a domestic insurer, the domiciliary state insurance commissioner will consider a number of factors, including the financial strength of the proposed acquirer, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. In addition, such laws require that any person divesting control over an insurer must provide 30 days’ notice to the regulator and the insurer (with an exception for cases where an application to acquire control is being filed).
Generally, state insurance statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the outstanding voting securities of the domestic insurer. This statutory presumption of control may be rebutted by showing that control does not in fact exist. The state regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than 10 percent of the voting securities of the domestic insurer. See “Risk Factors—Applicable insurance laws could make it difficult to effect a change of control of our Company.”
Restrictions on Paying Dividends
We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to shareholders and meet our debt payment obligations is largely dependent on dividends and other distributions from our insurance carrier subsidiaries. Applicable state insurance laws restrict the ability of our insurance carrier subsidiaries to declare stockholder dividends. Applicable state insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Dividend payments are further limited to that part of policyholder surplus which is derived from net profits on an insurer’s business. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance carrier subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. In addition, dividends and other distributions from our subsidiaries may be subject to incremental income or withholding taxes, which may reduce the amount of cash available for distribution to our shareholders.
Investment Regulation
Accelerant Holdings’ U.S. insurance companies are subject to Arkansas, Delaware and Puerto Rico laws which require diversification of our investment portfolios and limits on the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require us to sell those investments.
Restrictions on Cancellation, Non-renewal or Withdrawal
Many states have laws and regulations that limit the ability of an insurance company licensed by that state to exit a market. Some states prohibit an insurer from withdrawing from one or more lines of business in the state except pursuant to a plan approved by the state insurance regulator, which may disapprove a plan that may lead to market disruption. Some state statutes may explicitly or by interpretation apply these restrictions to insurers operating on a surplus lines basis.

Licensing of Our Employees and Adjusters
In certain states in which we operate, insurance adjusters are required to be licensed and must fulfill annual continuing education requirements. AUM contracts with third-party administrators for claims administration services, including adjustment of claims. Such third-party administrators must maintain required adjuster licenses to provide such claims administration services to AUM. In addition, AUM maintains insurance producer agency licenses and surplus lines insurance producer agency licenses in all states in which it operates. Also, three of AUM’s staff maintain requisite individual insurance producer licenses and surplus lines insurance producer licenses for the states in which AUM operates.
Enterprise Risk and Other Recent Developments
The insurance holding company laws of Arkansas, Delaware and Puerto Rico explicitly address “enterprise” risk – the risk that an activity, circumstance, event or series of events involving one or more affiliates of an insurer will, if not remedied promptly, be likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole – and require annual reporting of potential enterprise risk as well as access to information to allow the state insurance regulator to assess such risk.
In addition, the insurance holding company laws of Arkansas, Delaware and Puerto Rico require domestic insurers to maintain a risk management framework and establish a legal requirement for domestic insurers to conduct an Own Risk and Solvency Assessment in accordance with the NAIC’s Own Risk and Solvency Assessment (“ORSA”) Guidance Manual. These laws provide that domestic insurers or their insurance group must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. In addition, at least once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. At the end of 2025, both ANIC and ASIC submitted ORSA reports for the year 2024 to the Delaware and Arkansas departments of insurance, respectively.
Federal Regulation
The U.S. federal government’s oversight of the insurance industry was expanded under the Dodd-Frank Act. Prior to the enactment of the Dodd-Frank Act in July 2010, the U.S. federal government’s regulation of the insurance industry was essentially limited to certain insurance products, such as flood insurance, multi-peril crop insurance and reinsurance of losses from terrorism. As part of the overall federal financial regulatory reform package contained in the Dodd-Frank Act, Congress has legislated reforms in the reinsurance and surplus lines sectors.
The Dodd-Frank Act also incorporates the Non-Admitted and Reinsurance Reform Act of 2010 (“NRRA”), which became effective on July 21, 2011. Among other things, the NRRA establishes national uniform standards on how states may regulate and tax surplus lines insurance and sets national standards concerning the regulation of reinsurance. In particular, the NRRA gives regulators in the home state of an insured exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile have the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables.
In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws and the economic and trade sanctions implemented by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury. OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program.
Trade Practices
The manner in which insurance companies and insurance agents and brokers conduct the business of insurance is regulated by state statutes in an effort to prohibit practices that constitute unfair methods of competition or unfair or deceptive acts or practices. Prohibited practices include, but are not limited to, disseminating false information or advertising, unfair discrimination, rebating and false statements. We establish business policies to make our employee-agents and other sales personnel aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes.
Unfair Claims Practices
Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices. Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions; failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies; and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled. We established business policies to make our employee-adjusters and other claims personnel aware of these prohibitions, and requires them to conduct their activities in compliance with these statutes.
Quarterly and Annual Financial Reporting
As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing an insurer’s assets and liabilities, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with GAAP are usually different from those reflected in financial statements prepared under SAP.
In keeping with the intent to assure policyholder protection, SAP emphasizes solvency considerations. For a summary of the SAP capital and surplus and net income (loss) relating to our insurance subsidiaries, refer to Note 23 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.
Credit for Reinsurance
State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. There are several different ways in which the credit for reinsurance laws may be satisfied by an assuming reinsurer, including being licensed in the state, being accredited in the state, or maintaining certain types of qualifying collateral. We ensure that our material reinsurers satisfy applicable regulatory requirements to enable us to take full financial statement credit for such reinsurance.
Under reinsurance credit rules established under the Dodd-Frank Act, a U.S. ceding insurer need not satisfy the reinsurance credit rules of any nondomestic state if the following two conditions are met: (1) the ceding insurer’s domestic state is NAIC-accredited or has financial solvency requirements substantially similar to the requirements necessary for NAIC accreditation, and (2) the ceding insurer’s domestic state recognizes credit for reinsurance for its ceded risk.
Periodic Financial and Market Conduct Examinations
Insurance regulatory authorities have broad administrative powers to regulate trade practices and to restrict or revoke licenses to transact business and to levy fines and monetary penalties against insurers and insurance agents and brokers found to be in violation of applicable laws and regulations. As part of their routine regulatory oversight processes, state insurance regulatory authorities conduct periodic on-site visits and examinations of the financial affairs and market conduct condition of our insurance company subsidiaries, including their financial condition, their relationships and transactions with affiliates and their dealings with policyholders, on average no less than every five years for domiciled insurance companies, and as deemed necessary to conduct special or targeted examinations to address particular concerns or issues at any time. These examinations are generally carried out in cooperation with the insurance departments of two or three other states under guidelines promulgated by the NAIC. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action. In May 2024, ASIC’s domiciliary regulator, Arkansas, commenced such a financial examination in conjunction with ANIC’s domiciliary regulator, Delaware. The scope of the examination was January 1, 2020, through December 31, 2023. Delaware and Arkansas both issued their examination reports in May 2025. The examinations did not result in any remedial, injunctive or other corrective actions. Accelerant’s other newly formed insurance and reinsurance companies have not been subject to financial examinations.
Various state insurance departments also periodically examine non-domestic insurance companies conducting business in their states. The purpose of these periodic examinations is to evaluate compliance with state insurance laws and regulations and to determine if the companies’ operations are consistent with the public interest of the policyholders resident in the state conducting the examination. In particular, state insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.
Risk-Based Capital
RBC laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low likelihood of becoming financially impaired. State insurance regulators use RBC to set capital requirements, considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its RBC, the RBC laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level.
The Arkansas, Delaware and Puerto Rico Departments of Insurance have adopted a version of the NAIC Risk-Based Capital for Insurers Model Act, which requires annual reporting by their domiciled insurers to ensure maintenance of the minimum amount of RBC necessary for an insurer to support its overall business operations. Insurers falling below the calculated RBC threshold may be subject to varying degrees of regulatory action. Failure to maintain RBC at the required levels could adversely affect our ability to maintain the regulatory approvals necessary to conduct our business. However, as of December 31, 2025, ASIC, ANIC, and Accelerant Captive Re, Inc. have all maintained RBC levels in excess of amounts that would require any corrective actions.
Group Capital Calculation
In December 2020, the NAIC adopted a group capital calculation (“GCC”) tool that uses an RBC aggregation methodology for all entities within an insurance holding company system, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. In December 2020, the NAIC also adopted amendments to the holding company system model laws to require, subject to certain exceptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual GCC with its lead state regulator. The filing requirement becomes effective when the holding company act amendments are adopted by the state where and insurance group’s lead state regulator is located. The holding company amendments have been adopted in Arkansas and Delaware, but have yet to be adopted in Puerto Rico. The NAIC has stated that the GCC is a regulatory tool and does not constitute a capital requirement or standard, but there can be no guarantee that will remain the case.
United Kingdom Regulation
Entities and Overview
The PRA and the FCA regulate insurance companies and reinsurance companies and the FCA regulates firms carrying on insurance distribution activities operating in the UK under the Financial Services and Markets Act 2000 (“FSMA”). Our insurance entity in the UK is Accelerant Insurance UK Limited ("AIUK"), which is a non-life insurer. AIUK is authorized by the PRA and regulated by the PRA and the FCA. Following the UK’s departure from the European Union (“Brexit”), a transition period (from January 31, 2020 to December 31, 2020) followed during which the Solvency II Directive and the Delegated Regulation (as defined in “Entities and Overview – Solvency II”) were adopted into UK law by operation of the UK’s European Union (Withdrawal) Act 2018, and amended to reflect Brexit (the “UK Solvency II Regulations”). On June 29, 2023 the Financial Services and Markets Act 2023 (“FSMA 2023”) received royal assent and passed into U.K. law. FSMA 2023 established a legislative framework for revoking and replacing certain retained EU law for financial services with UK-specific rules and regulation effective from December 31, 2024 (“UK Solvency II”). AIUK is subject to the rules and regulations of the UK Solvency II, the prudential rules of the PRA and the conduct rules of the FCA (including those derived from the IDD (as defined in “European Union – The IDD”) and incorporated into the FCA Handbook). AIUK is also a Category A Permit Holder in Jersey (effective from September 11, 2025) by virtue of Article 7 of the Insurance Business (Jersey) Law 1996, permitting it to carry on general insurance business in various classes of business, and has recently extended the classes of business it is permitted to underwrite in Gibraltar under the current passporting regime.
Our authorized insurance intermediaries in the UK are: (i) Mission Underwriting UK Limited (“Mission UK”); (ii) Warranty Services Limited (“WSL”); and Euna Underwriting Limited (“EUNA”).
Mission UK, WSL and EUNA are each solo-regulated by the FCA and are therefore subject to the prudential and conduct rules of the FCA, including those derived from the IDD and incorporated into the FCA Handbook. Each of the following is also an appointed representative (an “AR”) in our group: Accelerant Agency (UK) Limited; Accelerant Intermediary Services, Inc. (an overseas appointed representative (“OAR”)); Amulet Real Estate Limited; Elitium Specialty Limited; Ignite Specialty Risk Limited; Kovrilo Limited, Lumara Insurance Limited; Mission UK Series 1 Limited; Mission UK Series 3 Limited; Mission UK Series 4 Limited; Mission UK Series 9 Limited; Mission Series 10 Limited; Mission Series 12 Limited; Ventis Specialty Limited; and Yarran Specialty Limited. An AR or an OAR is not itself an authorized firm but is able to undertake regulated activities on behalf of a firm that is directly authorized by a relevant regulator (known as a “principal firm”), through entry into a contract with a principal firm which permits, or requires, the AR or OAR to carry on certain regulated activities. Accordingly, an AR or an OAR is only able to undertake the regulated activities that its principal firm is authorized to undertake and is subject to any further restrictions contained in the contract between itself and its principal firm. Accelerant Agency (UK) Limited’s principal firm is ES Risks Limited, which is authorized and regulated by the FCA as an insurance intermediary. Accelerant Intermediary Services, Inc.’s, Ignite Specialty Risk Limited’s, Kovrilo Limited’s, Lumara Insurance Limited’s, Mission UK Series 1 Limited’s, Mission UK Series 3 Limited’s, Mission UK Series 4 Limited’s, Mission UK Series 9 Limited’s, Mission Series 10 Limited’s and

Ventis Specialty Limited’s principal firm is Mission UK. Mission UK provides its ARs and its OAR with, among others, finance, technology, marketing and regulatory support. Mission UK is intended to operate an incubator model under which regulated businesses for which it takes responsibility will be moved into separate entities which will be its ARs.
The model operated by Mission UK depends on “cell” underwriting businesses being able to operate in separate legal entities as ARs, or, in the case of Accelerant Intermediary Services, Inc., as an OAR – a Puerto Rico based insurance intermediary - of Mission UK, which takes on full regulatory responsibility for their activities. Mission UK is exposed to liability for any breaches by the cell ARs or the OAR and is required to carry comprehensive professional indemnity insurance for their activities. Principal firms’ ability to monitor and supervise their ARs and OARs continue to be an area of focus for the FCA, which has introduced stricter rules including enhanced oversight requirements on principal firms, and annual self-assessment, review, and reporting requirements. In addition, it has stated that it will continue to strengthen its scrutiny of authorizations and approvals for ARs and OARs and supervise high risk principals more assertively.
In August 2025, His Majesty’s Treasury (the “Treasury”) published a policy statement on the AR regime. The Treasury identified two gaps in the current framework it intends to address. First, it proposes introducing a new FCA “principal permission”, so that the appointing authorized firm must have FCA permission to act as a principal (with an approach designed not to disrupt firms already using ARs). Second, it proposes a targeted extension of the Financial Ombudsman Service’s compulsory jurisdiction so that, where an AR’s conduct falls outside the scope of what the principal accepted responsibility for and the principal is not responsible, the Financial Ombudsman Service can investigate the AR directly. The Treasury intends to develop detailed proposals and consult on both reforms in due course.
The Accelerant group of companies also has a position in three other insurance intermediaries in the UK authorized by the FCA: a minority position in LRMS Insurance Services Limited (19.5%); and a majority position in (i) NBS Underwriting Limited (80.5%) and (ii) Corniche Underwriting Limited (80.5%).
Our European insurance entity (“Accelerant Insurance Europe SA”) and our European insurance intermediary (“Accelerant Agency Limited”) received authorization for their UK third country branches (defined as a branch located in the United Kingdom of a third-country institution authorized for the purpose of FSMA 2023 by the PRA and/or the FCA) in 2023 with Accelerant Insurance Europe SA having previously operated in the UK under the Temporary Permissions Regime (“TPR”) on a “Services (UK) of an Overseas Firm” basis and Accelerant Agency Limited Having previously operated in the UK under the TPR on a “Branch (UK) of an Overseas Firm” basis.
As part of the UK’s preparations for Brexit, the UK Government established the TPR for companies based in the EEA. The TPR allowed EEA-based firms that were passporting into the UK at the end of the transition period (December 31, 2020) to continue operating in the UK within the scope of their previous passport permission, for a limited period after the end of the transition period. During this limited period, such companies had to seek full authorization by the PRA or the FCA in the UK, if required, to continue to access the UK market.
Accelerant Insurance Europe SA/NV UK Branch (“Accelerant Insurance Europe UK”) is authorized by the PRA and subject to regulation by the FCA and limited regulation by the PRA in the UK, in addition to any regulation by the National Bank of Belgium (the "NBB") in Belgium. See “European Union Regulation - Entities and Overview” for further details.
Accelerant Agency Limited UK Branch (“Accelerant Agency UK”) is authorized and regulated by the FCA in addition to any regulation by the Central Bank of Ireland (“CBI”) in Ireland. See “European Union Regulation - Entities and Overview” for further details.
The PRA has two primary objectives: (i) to promote the safety and soundness of the firms it regulates; and (ii) (specifically for insurers) contribute to securing an appropriate degree of protection for insurance policyholders. The FCA’s strategic objective is to ensure relevant markets function well. It also has three operational objectives: (i) to protect consumers from bad conduct; (ii) to protect the integrity of the UK financial system; and (iii) to promote effective competition in the interests of consumers. In addition, both regulators were tasked with a secondary objective, introduced in late June 2025, of facilitating the international competitiveness of the economy of the UK and its growth in the medium to long term. The PRA also has an additional secondary objective that is focused on facilitating effective competition in the markets for services provided by PRA-authorized persons in carrying on regulated activities. The PRA has responsibility for the prudential regulation of banks and insurers, while the FCA has responsibility for the conduct of business regulation in the wholesale and retail markets. The PRA and the FCA therefore adopt separate methods of assessing regulated firms. As insurers, AIUK and Accelerant Insurance Europe UK are subject to assessment by the PRA, whereas Accelerant Agency UK, Mission UK, WSL, EUNA and those insurance intermediaries in which the Accelerant group of companies has a position in are subject to assessment by the FCA (as insurance intermediaries).

Financial Services Compensation Scheme
The Financial Services Compensation Scheme (“FSCS”) is a scheme established under FSMA which allows eligible customers of regulated firms (including insurers and insurance intermediaries) to seek compensation if that regulated firm were to become insolvent. The FSCS is funded by annual levies that regulated firms (such as AIUK and Accelerant Insurance Europe UK) are required to pay. Both AIUK and Accelerant Insurance Europe UK pay an amount relative to the size of their FSCS-exposed portfolios of business.
Change in Control
Under FSMA, prior approval from the PRA and/or FCA is required before any person or entity, together with its associates, acquires “control” of or increases its control over a regulated firm, or over the parent undertaking(s) of a regulated firm. In relation to AIUK (which is an insurer authorized by the PRA), in summary, a “controller” is defined for these purposes as a person who holds (either alone or in concert with others) 10% or more of the shares or voting power in the relevant PRA-authorized firm or its parent undertaking(s), or holds significant influence over the management of such PRA-authorized firm by virtue of their shareholding or voting power. Thereafter, the prior approval of the PRA is required if any person or entity (or two or more acting in concert) proposes to acquire shares or voting power in a PRA-authorized firm or the parent undertaking(s) of a PRA-authorized firm, such that they cross one of the following shareholding or voting power thresholds: (i) 20% or more but less than 30%; (ii) 30% or more but less than 50%; or (iii) 50% or more. In relation to Mission UK, WSL and EUNA (which are FCA-authorized insurance intermediaries), the test for control is similar, but, there is only one relevant control threshold of 20% or more.
Any person or entity deemed to be a “controller” is required to have completed and submitted a notification to the relevant regulator and to have received approval from the PRA (for a PRA-authorized firm) or the FCA (for an FCA-authorized firm) before actually acquiring control. The relevant regulator then has a 60 working day review period from the date it acknowledges a complete notification to: (i) determine whether to approve the change in control unconditionally; (ii) approve the change in control subject to conditions; or (iii) object to the change in control. However, the relevant regulator has the ability to invoke an interruption of the review period if it requires further information. Depending on where the controller is based, the relevant regulator can invoke an interruption period of up to 30 working days.
Overseas branches (such as Accelerant Insurance Europe UK and Accelerant Agency UK) do not require pre-approval for changes in control. The appropriate procedure of the home state regulator should have been followed and the branch then needs to notify the relevant regulator that the change has happened. In addition, ARs (such as Accelerant Agency (UK) Limited) do not require pre-approval for changes in control, however, its principal firm should notify the relevant regulator of such changes.
Restrictions on the Payment of Dividends
Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits and other distributable reserves, less its accumulated realized losses. UK insurance regulatory laws do not currently prohibit the payment of dividends, but the PRA’s and/or the FCA’s rules require that authorized insurance companies, insurance intermediaries and other regulated entities maintain certain solvency margins at all times and this would restrict the payment of a dividend by AIUK, WSL, EUNA and Mission UK, for example.
Conduct of Business
The FCA’s Insurance: Conduct of Business Sourcebook of the FCA Handbook (“ICOBS”), which was amended with effect from October 1, 2018 to implement the IDD pre-Brexit, outlines high-level standards that apply to all non-investment insurance product sales, such as that of AIUK from an establishment in the UK, and regulates the standard of day-to-day conduct of business. The overall aim of ICOBS is to ensure that customers within its scope are treated fairly, and are provided with clear, fair information when insurance policies are sold.
One of the general rules under ICOBS is that the firm must act honestly, fairly, and professionally in accordance with the best interests of its customer. To help achieve this, ICOBS rules include, among others, the provision of certain information about the company to clients, meeting certain standards of product disclosure, ensuring that promotional materials are clear, fair and not misleading, assessing suitability when advising on certain products, management of conflicts of interest and claims, reporting appropriately to clients, and providing certain protections in relation to client assets. Rules in ICOBS will apply, broadly, to the business of insurance carriers and insurance intermediaries (referred to as insurance distribution) providing direct general and “pure protection” insurance policies. Pure protection contracts are long term insurance policies with no surrender value, or where the consideration consists of a single premium and the surrender value does not exceed that premium. ICOBS applies to such businesses with retail customers, which means it will not apply to “contracts of large risk” sold to commercial customers or other contracts of large risk where the risk is located outside the UK. Nor does it apply to activities connected to the distribution of group insurance policies or the extension of these policies to new members. ICOBS therefore applies to a broad range of “non-large risk” commercial business, as well as to consumers.
In late July 2024, the FCA implemented the Consumer Duty Rules (the “Duty”) - primarily included in the Principles for Businesses (“PRIN”) chapter of the FCA Handbook (specifically under PRIN 2A). These rules establish Principle 12 (the “Consumer Principle”), requiring firms to act to deliver good outcomes for retail customers, supplemented by cross-cutting obligations and four outcome rules: 1) Products and Services; 2) Price and Value; 3) Consumer Understanding; and 4) Consumer Support. The Duty aims to have a material impact on how financial service sector companies, including insurance companies and insurance intermediaries, interact with retail customers and set higher standards of care to retail customers over the lifecycle of their products.
During 2025, the FCA undertook various steps to streamlining their approach to implementing the Duty, by simplifying certain requirements of firms. This simplification was part of a wider strategy to achieve, more flexibility, predictability and improved efficiency to support, among others, growth in the UK financial sector.
AIUK and Accelerant Insurance Europe UK each delegate underwriting and claims authority to Accelerant Agency UK. A binding authority agreement between the parties sets out the nature and extent of the underwriting and claims authority delegated by one intra-group party to the other and includes a number of provisions that ensure the relationship between the parties is conducted on an arm’s length basis.
ESG and Climate-related Risks
ESG and sustainability continue to be an area of focus for both the PRA and the FCA; however, this is subject to the extent to which these areas overlap with regulatory objectives relating to consumer protection and securing the safety and soundness of the UK financial services sector.
In December 2025, the PRA, following a period of consultation, published policy and supervisory statements (PS25/25 and SS5/25) on their expectations for the approach to be adopted by firms to managing climate-related risks in terms of their governance arrangements in respect of identifying a range of climate-related scenarios - both environmental and public policy – (rather than the ESG-related impacts of firms) and their responses should those climate-related scenarios crystallize. For insurers specifically, this requires the establishment and maintenance of a Board approved Climate Scenario Analysis document and a determination of the associated underwriting, pricing and investment implications.
In September 2023, the PRA and the FCA issued a joint consultation paper (CP23/20 and CP18/23) on diversity and inclusion. The proposals build on the ideas discussed in the regulators’ joint discussion paper which was published by the PRA, the FCA, and the Bank of England in July 2021. In March 2025, the FCA and PRA stated that they had no plans to take their work on diversity and inclusion forward, in light of the broad range of feedback received, expected legislative developments and to avoid additional burdens on firms. The FCA has confirmed that it will continue to prioritize its work on addressing non-financial misconduct in firms and set out in its policy statement published in December 2025 (PS25/23) that the updated non-financial misconduct rules applicable to banks would be extended to insurers with effect from September 2026.
In July 2025, the FCA published a consultation paper (CP25/18) and confirmed rule changes to the Code of Conduct ("COCON") to better capture serious nonfinancial misconduct (“NFM”). In December 2025, the FCA finalized its regulatory framework on NFM with the publication of Policy Statement PS25/23. The changes apply to all FCA-authorized firms and individuals subject to COCON and the Fit and Proper test (FIT). In practice, this brings non-bank Senior Managers and Certification Regime firms, including investment firms, asset and fund managers, and insurers into much closer alignment with banks, for which such NFM standards already apply. The rules will come into force on September 1, 2026 and will not have retrospective effect. Firms may have reporting obligations to the FCA where disciplinary action is taken for a conduct rules breach, and serious NFM may also have fitness and propriety and enforcement implications.
In November 2023, the FCA published a policy statement (PS23/16) setting out its final rules and guidance on the Sustainability Disclosure Requirements and investment labels regime (“SDR Regime”). As part of this regime, the FCA introduced, among other things, a general ‘anti-greenwashing’ rule, which is applicable to all FCA-regulated firms, and requires firms, when communicating with UK clients in relation to a product or service, or communicating or approving a financial promotion to a person in the UK, to ensure, among other things, that any references in such communications to the sustainability characteristics of the product or service are fair, clear and not misleading. The ‘anti-greenwashing’ rule came into force on May 2024 and the FCA also published guidance (FG 24/3) on the expectations for FCA-regulated firms subject to the ‘anti-greenwashing rule’ which took effect at the same time. More generally, the FCA has indicated that it continues to keep the SDR Regime under review and may propose further changes to the regime, which may also relate to the anti-greenwashing rule.

Operational Resilience
AIUK and Accelerant Insurance Europe UK are subject to certain regulatory requirements issued by the PRA and the FCA relating to operational resilience. The framework relating to operational resilience aims to ensure that financial services firms are able to prevent, adapt to, respond to, recover from and learn from operational disruptions. The operational resilience regime, which became effective in March 2022, requires firms to identify their important business services, map and assess the resources that support them (including people, processes, technology, facilities and third-party service providers), set impact tolerances for maximum acceptable disruption and perform scenario testing to assess their ability to remain within those tolerances. Firms had to demonstrate their ability to operate within their impact tolerances by the end of March 2025, and the PRA and FCA have since progressed new operational incident and material third-party reporting proposals alongside the critical third parties oversight regime, with UK-EU coordination on third-party oversight further reinforced by an Memorandum of Understanding signed in January 2026.
The PRA’s supervisory statement: “Operational resilience: Impact tolerances for important business services” (SS1/21) sets out its expectations for the operational resilience of firms’ important business services. AIUK and Accelerant Insurance Europe UK have ensured that their systems and controls specifically identify and prioritize “important business services,” and consider and monitor whether they have dedicated appropriate resources to ensure that they have sufficient operational resilience in the event of any potential severe but plausible disruption to the services provider (for example, by preparing and maintaining a business continuity or disaster recovery plan covering such circumstances).
Key Functions and SM&CR
All persons who effectively run the insurance undertakings and insurance intermediaries or have other key functions are at all times fit (i.e, their professional qualifications, knowledge and experience are adequate to enable sound and prudent management) and proper (i.e, they are of good repute and integrity) and are notified to the relevant supervisory authority.
The UK’s framework to ensuring the standards of such persons is the SM&CR. The SM&CR aims to reduce harm to consumers and strengthen market integrity by making individuals more accountable for their conduct and competence. The SM&CR consists of three parts: (i) the Senior Managers Regime (“SMR”); (ii) the Certification Regime and (iii) the Conduct Rules. The application of the SM&CR depends on the individual’s role and level of seniority in a business. The SMR is for the most senior individuals in a company who perform key roles (referred to as Senior Management Functions, “SMFs”) in a company and require FCA or PRA approval before starting their role. The Certification Regime covers specific functions that are not SMFs and therefore do not require FCA or PRA prior approval, but for which the regulated firms must check and certify individuals holding these roles at least annually as fit and proper. The Conduct Rules set the minimum standards of individual behavior applicable to all staff working in financial services apart from those in purely ancillary roles, and require individuals to act with integrity, due skill, care and diligence, be open and cooperative with the FCA, the PRA and other regulators, pay due regards to the interests of customers and treat them fairly and observe proper standards of market conduct.
In March 2023, the FCA and the PRA published a joint discussion paper (DP23/3 and DP1/23) seeking views on the effectiveness, scope and proportionality of the SM&CR and potential ways to improve how the regime operates for firms and regulators. In parallel, the Treasury initiated a review of the regime’s legislative framework and has since consulted on potential legislative reforms.
In July 2025, the FCA issued CP25/21 (with a corresponding PRA consultation for dual-regulated firms) proposing a first set of targeted “phase 1” changes intended to streamline the regime while preserving its core accountability objectives. The FCA’s phase 1 proposals include: (i) changes to the 12-week rule to provide firms with more time and flexibility to submit senior manager approval applications in temporary or unexpected change scenarios; (ii) removing duplication where the same individual is currently certified for multiple functions; (iii) providing guidance to streamline annual fit and proper certification checks; (iv) extending the period for which criminal record checks may be relied upon prior to submission of senior manager applications; and (v) allowing more time for firms to report updates to senior managers’ responsibilities (and related directory updates).
The FCA has indicated it will issue a policy statement after reviewing consultation responses, and the PRA has indicated that implementation of the phase 1 changes will likely be mid-2026. The regulators have also stated that a subsequent “phase 2” of reforms is expected to be developed in coordination with the Treasury, including potential changes enabled by legislation.
Reports and Returns
AIUK is required to submit quarterly and annual filings with the PRA, including an annual Solvency and Financial Condition Report (“SFCR”), which must also be posted on the Accelerant group’s website. In addition, AIUK must submit an annual ORSA to the PRA. The ORSA report is produced annually and provides a summary of all of the activities and processes during the preceding year to assess and report on risks and ensure that overall solvency needs are met at all times, including a forward-looking assessment. It also explains the linkages between business strategy, business planning and capital and risk management processes.
In addition, AIUK has received approval from the PRA for a modification to the PRA Rulebook - Group Supervision 20.1 and 20.2 - (referred to as an “Other Methods Waiver”), permitting AIUK to use “other methods” to achieve the objectives of group supervision. Under this arrangement, AIUK is required to provide the PRA, annually, with a Group SCR and Own Funds calculation (at the level of Accelerant Holdings) and the consolidated financial statements for Accelerant Holdings. It is also required to provide the PRA with prior notification of: (i) a payment or extraction from AIUK or its UK holding company, Accelerant Underwriting Holdings Limited, to any undertaking in the worldwide group situated outside of the UK and Gibraltar; (ii) any material intra-group transaction involving the transfer of economic benefits, or the assumption of liabilities from AIUK or Accelerant Underwriting Holdings Limited to an undertaking(s) in the worldwide group situated outside the UK and Gibraltar; and (iii) any proposed changes to, or replacement of, any external debt agreements affecting AIUK or Accelerant Underwriting Holdings Limited.
Accelerant Insurance Europe UK is also required to submit quarterly and annual filings with the PRA, including an annual branch ORSA (this can either form part of the ORSA of the third-country branch undertaking - Accelerant Insurance Europe SA - or be a separate ORSA). Both AIUK and Accelerant Insurance Europe UK are required to submit quarterly and annual filings to the FCA providing information relating to, among others, pricing information, product sales, and complaints. UK authorized insurance intermediaries are also subject to ongoing monitoring and annual reporting obligations. Accordingly, EUNA, Mission UK and WSL are required to submit quarterly and annual reports to the FCA which provide information relating to their controllers and close links, client money and assets, accounts, market data, product sales data, remuneration data and reporting complaints.
Future developments in the UK Solvency II Regulations – Further Reforms Post-Brexit
In June 2023, FSMA 2023 received royal assent. FSMA 2023 provided a framework for the revocation of retained EU law in financial services (including the UK Solvency II Regulations). Since the transition period, the UK Solvency II Regulations and the IDD (as defined in “European Union — The IDD”) have undergone various reviews on its application in the UK.
Following the release of the Treasury’s consultation paper in April 2022, it published its response in November 2022 which set out the UK Government’s final reform package on the UK Solvency II framework. It proposed to introduce a more simple, clear and tailored regime by: (i) cutting the risk margin; (ii) maintaining the existing measure of fundamental spread whilst allowing the use of notched rating, including investment flexibility; (iii) cutting the unnecessary burdens on firms imposed by some of the EU rules adopted by the UK in order to facilitate innovation and vibrant markets; and (iv) removing requirements for foreign insurers with branches in the UK from calculating branch capital requirements and holding of local assets to cover them.
In June 2023, the Treasury published draft legislation focusing on changes to the risk margin and the PRA issued the first of two consultations (the second was published at the end of September 2023) covering reform proposals for insurers relating to investment flexibility and the matching adjustment (“MA”), including to eligibility rules, new attestation requirements and certain changes to its calculation, reporting and risk management. The legislation implementing the changes to the risk margin, the Insurance and Reinsurance Undertakings (Prudential Requirements) (Risk Margin) Regulations 2023, came into effect on December 31, 2023. The PRA intends to publish regular reports on the MA framework alongside the PRA Annual Report, covering application review timelines and decision rates, with the first report published in June 2025. The other reforms became effective in December 2024 on the implementation of the PRA’s Policy Statement PS15/24 (Review of Solvency II: Restatement of assimilated law). The PRA has stated that these reforms and restatement of rules provide a new regulatory framework for maintaining the safety and soundness of insurance firms and protecting their policyholders, and that the PRA will continue to evolve its prudential regulatory framework for the insurance sector.
In September 2025, the PRA published a consultation paper (CP20/25) on further refinements to UK Solvency II regarding third country branches namely the increase of the subsidiarization threshold (from £500 million to £600 million in liabilities covered by the Financial Services Compensation Scheme) and removal of the volatility adjustment eligibility for third country branches. The changes to the subsidiarization threshold will take effect upon publication of the relevant policy statement (anticipated in the first half of 2026), and the other changes invoked from December 31, 2026 .
From June 30, 2026, PRA supervisors may request submission of a UK insurer’s Solvent Exit Analysis (“SEA”). UK insurers (other than insurers in run-off and Lloyd’s managing agents) are expected to produce and maintain a SEA documenting preparations for an orderly solvent exit. The PRA expects the SEA to include, at a minimum, the firm’s solvent exit actions, solvent exit indicators, potential barriers and risks, resources and costs, communications, governance and decision-making, and assurance, and to be proportionate to the nature, scale and complexity of the firm. If solvent exit becomes a reasonable prospect, the PRA expects firms to prepare a Solvent Exit Execution Plan (“SEEP”) and to manage and monitor the execution of the solvent exit in line with PRA expectations.

In relation to insurance distribution requirements derived from the IDD, the Treasury’s Smarter Regulatory Framework included the repeal of certain IDD delegated regulations previously retained in UK law. The FCA consulted on, and then finalized, changes to transfer those requirements into the FCA Handbook, with the FCA’s rule changes taking effect on April 5, 2024.
In February 2025, the PRA published its “approach to policy” in which it set out its approach to advancing its primary and secondary objectives, international engagement and collaboration, creating and maintaining its prudential policy framework and maintaining an accessible, efficient and clear Rulebook.
The group is continuing to monitor closely reforms to the UK Solvency II framework and the approach adopted by the PRA and FCA to advancing their secondary objectives of facilitating the international competitiveness of the economy in the UK (including, in particular, the financial services sector) and its growth in the medium to long term and welcomes the prospect of further improved efficiencies in the UK regulatory landscape.
Future developments in the UK Solvency II Regulations – Remaining Competitive in the International Market
In January 2022, the UK Parliament, via its Industry and Regulators Committee (the “Committee”), launched an inquiry into the UK insurance and reinsurance industry and, specifically, into the regulation of the London market, the UK’s market for commercial and wholesale specialty risks. The inquiry reviewed the extent to which regulatory policy is well-designed and proportionately applied, the possibilities for optimizing policy following Brexit, the roles of the current UK regulators, such as the FCA and the Bank of England, as well as the appropriateness of regulation. Following its inquiry, the Committee outlined industry concerns regarding a perceived lack of proportionality in the regulation of the London market by the PRA and FCA, which was described as overly burdensome and demanding. The Committee explained the industry’s concerns that an overly inflexible culture within the UK regulators may inhibit new forms of business within the UK’s commercial reinsurance industry.
European Union Regulation
Entities and Overview
Accelerant Insurance Europe SA
Our European insurance undertaking is Accelerant Insurance Europe SA. Accelerant Insurance Europe SA is a licensed non-life insurer established in Belgium (authorized by the NBB and regulated by the NBB and the Financial Services and Markets Authority). It is subject to: (i) the European Directive 2009/138/EC (as amended, the “Solvency II Directive”) and the Commission Delegated Regulation (EU) 2015/35 (as amended, the “Delegated Regulation”) (together referred to as the “Solvency II framework”) which is the prudential regime for reinsurance undertakings in the EEA; and (ii) the Insurance Distribution Directive (Directive (EU) 2016/97) (the “IDD”), as implemented throughout the EEA.
Accelerant Insurance Europe SA also has a UK third-country branch, Accelerant Insurance Europe UK, which is authorized by the PRA and subject to regulation by the FCA and limited regulation by the PRA. See “—United Kingdom Regulation—Entities and Overview” for further detail.
The relevant EEA supervisory body for insurers, the European Insurance and Occupational Pensions Authority (“EIOPA”) has limited supervisory powers in EEA Member States, however it plays an important role in drafting and issuing technical standards and preparing guidance relating to various European directives and regulations. EIOPA aims to accomplish efficient and harmonized financial supervision across the European Union.
The Solvency II framework provides rules and regulations relating to, inter alia, Accelerant Insurance Europe SA’s authorization requirements (including the European “passport” regime which is further detailed under “Passporting – Freedom of Establishment and Freedom of Services”), its minimum own funds and solvency and its governance. Governance requirements include the need to ensure sound business operations, establishment of mandatory key functions (being actuarial, compliance, internal audit and risk management) and requirements relating to Accelerant Insurance Europe SA’s management board members, supervisory board members, and other key personnel (together, “Relevant Persons”).
In accordance with Solvency II and NBB requirements, Relevant Persons within Accelerant Insurance Europe SA are subject to an assessment of their fitness and propriety both prior to their appointment and on an ongoing basis, to ensure they have the required professional qualifications, knowledge, skills, experience and integrity to discharge their duties and obligations. In addition, the Branch Manager and Compliance Officer of Accelerant Insurance Europe UK are subject to the SM&CR introduced in the UK with the aim of reducing harm to consumers and strengthening market integrity by making individuals performing certain key functions more accountable for their conduct and competence.
Furthermore, Accelerant Insurance European SA is also subject to the Belgian Law of March 13, 2016 on the legal status and supervision of insurance companies or reinsurance companies; the Belgian Law of April 4, 2014 on Insurances; the Belgian

Overarching Governance System Circular and all implementing Belgian Royal Decrees, Circulars and Communications (the “Belgian Local Rules”) and the lower rules and regulations promulgated thereunder as well as national regulations and local conduct of business requirements.
Irish Intermediaries
Accelerant Agency Limited is registered as an insurance intermediary by the CBI under the European Union (Insurance Distribution) Regulations 2018 (“Irish IDD Regulations”) which transposed the IDD in Ireland. The Irish IDD Regulations follow the text of the IDD closely. Accelerant Agency Limited and Mission Underwriting Europe Limited are the two insurance intermediaries registered by the CBI under the Irish IDD Regulations in which the Accelerant group of companies has a 100% holding. The Accelerant group of companies also has holdings of less than 100% in the following insurance intermediaries registered by the CBI under the Irish IDD Regulations as follows: (i) Corniche Underwriting (EU) Limited (80.5%); (ii) LRMS (Europe) Ltd (19%); (iii) NBS Commercial Limited (80.5%); (iv) REV Risk Management (Europe) Limited (19.5%); and (v) UBI Courtage Limited (77.58%). Accelerant Agency Limited and the six other insurance intermediaries/tied insurance intermediaries detailed above are hereinafter referred to as the “Irish Intermediaries”.
Mission Services Ireland Limited (“MSIL”) (in which the Accelerant group has a 100% holding) was until recently a tied insurance intermediary of Accelerant Agency Limited. A tied insurance intermediary may only be appointed if it is of good repute and possesses the appropriate general, commercial and professional knowledge and competence to enable it to deliver to the client or potential client the proposed services of the entity for whom it acts (e.g. Accelerant Agency Limited). During the time MSIL was a tied insurance intermediary of Accelerant Agency Limited remains, it remained fully and unconditionally responsible for any act or omission on the part of MSIL when acting on its behalf. MSIL’s status as a tied insurance intermediary of Accelerant Agency Limited was recently terminated given the presence of Mission Underwriting Europe Limited in Ireland.
Accelerant Agency Limited engages in claims management activities which come within the definition of “insurance distribution” in the IDD and so comes within the scope of the requirements set out in the IDD and the Irish IDD Regulations (see “IDD” below for further detail).
Accelerant Agency Limited also has a third country branch in the UK, Accelerant Agency Limited UK Branch, which is authorized and regulated by the FCA. See “United Kingdom Regulation - Entities and Overview” for further details. EIOPA produced a Supervisory Statement on the use of governance arrangements in third countries to perform functions or activities (the “Supervisory Statement”). See “3. Guidelines” below for further detail. As a result of Brexit, the provisions of the Supervisory Statement apply in relation to the UK branch of Accelerant Agency Limited as it is a third-country branch.
A Fitness and Probity Regime was introduced by the CBI under the Central Bank Reform Act 2010 (“2010 Act”) and accompanying guidelines and standards issued by the CBI under the powers provided to it under the 2010 Act. The Fitness and Probity Regime was introduced to ensure that individuals performing Controlled Functions (“CF”) and Pre-Approval Controlled Functions (“PCF”) within a regulated financial service provider are competent and capable, honest, ethical and of integrity. In accordance with the Fitness and Probity Regime, individuals performing PCF and CF roles are subject to an assessment of their fitness and probity both prior to their appointment and on an ongoing basis. The appointment of individuals to PCF positions requires the prior sanction of the CBI. The appointment of individuals to CF positions does not require the prior sanction of the CBI and is instead made by the regulated financial service provider itself having assessed the compliance of the individual with the requirements of the Fitness and Probity Regime.
In early March 2023, the Central Bank (Individual Accountability Framework) Act 2023 (“IAF Act”) was signed into law and introduced, among other requirements, a senior executive accountability regime (applicable to certain firms from July 1, 2024), certain obligations on individuals performing CF and PCF roles in relation to expected standards of conduct, additional obligations on individuals performing PCF roles and various enhancements to the Fitness and Probity Regime. For the Irish intermediaries (such as Accelerant Agency Limited), certain elements of the IAF Act are applicable, with the exception of the senior executive accountability regime which is not currently applicable to insurance intermediaries. Training on the new requirements is provided to individuals within Accelerant Agency Limited and MSIL performing CF and PCF roles on at least an annual basis. Additionally, relevant policies, procedures and other documents have been updated, where required, to reflect the new requirements. In addition, the Branch Manager of Accelerant Agency Limited’s UK third country branch is subject to the SM&CR introduced in the UK.
The Consumer Protection Code 2012 (as amended) (“CPC”) applies to the Irish Intermediaries with respect to the regulated activities they undertake with customers (in particular, consumers) in Ireland. The CPC sets out principles of fairness which must be adhered to including with respect to premium handling, provision of information, customer suitability, post-sale information, processing of claims and rebates and complaints resolution (amongst others). A revised CPC was published in March 2025 and will take effect in March 2026. The existing CPC will continue to apply until then. The modernized CPC will focus on emerging risks to consumer interests arising from digitalization as well as issues around dealing with vulnerable customers and climate risk. There are additional requirements applicable to contracts with consumers in the Consumer Insurance Contracts Act 2019, which among other things, sets out the duties of consumers as to disclosure when they enter into an insurance contract. Furthermore, the Consumer Rights Act 2022 introduces a “blacklist” of terms that will not be permitted in a consumer insurance contract. Starting in June 2025, the provisions of the European Union (Accessibility Requirements of Products and Services) Regulations 2023 will apply to the Irish Intermediaries insofar as they provide e-commerce services. These regulations implement the European Accessibility Act in Ireland and require the incorporation of certain accessibility requirements for persons with disabilities on e-commerce platforms.
All of the Irish Intermediaries are Irish incorporated companies subject to the provisions of the Companies Act 2014 (as amended) of Ireland which is the key piece of Irish company law and includes requirements regarding board meetings, shareholder meetings, directors’ duties, minority interests, distribution of company assets, requirements to maintain books of account and other fundamental requirements of Irish incorporated companies.
Subject to certain regulatory notification requirements both Accelerant Insurance Europe SA and Accelerant Agency Limited can provide services, or establish a branch, in any other Member State of the EEA (which is detailed below in “Passporting – Freedom of Establishment and Freedom of Services”). Although, in doing so, they may become subject to the laws of such Member States with respect to the conduct of business in such Member State (i.e., general good provisions), company law registrations and other matters, but will remain respectively subject to financial and operational supervision by the NBB and CBI only.
Solvency II
The Solvency II framework is built on a three-pillar structure: (i) quantitative requirements (such as asset and liability valuation and capital requirements); (ii) qualitative requirements (including governance and risk management of the business and the ORSA); and (iii) supervisory reporting and public disclosure requirements.
The main features of the Solvency II framework include: (i) market consistency (i.e., assets and liabilities to be valued at the amount for which they can be exchanged, transferred or settled in the market); (ii) risk-based (i.e., higher risks will lead to higher capital requirements to cover for unexpected losses); (iii) proportionality (i.e., regulatory requirements will be applied in a proportionate manner to the nature, scale and complexity of the risks inherent to the business of the insurance and reinsurance undertakings); and (iv) group supervision (i.e., supervisors will increase coordination and exchange of information amongst them to improve cross-border supervision of insurance and reinsurance groups).
The Solvency II legislation is implemented on the following three levels:
1. The Solvency II Directive
The Solvency II Directive, which entered into force in January 2016, lays down the general principles which underpin the uniform rules applicable to insurers and reinsurers and their activities and services. The main objective of the Solvency II Directive is to provide adequate protection of policyholders and beneficiaries as well as to facilitate financial stability and fair and stable markets.
The Solvency II Directive comprises of six titles which cover: (i) taking up and pursuit of direct insurance and reinsurance activities; (ii) provisions for specific types of insurance and reinsurance; (iii) supervision of group undertakings; (iv) reorganization and winding up of undertakings; (v) other provisions; and (vi) transitional and final provisions.
As previously mentioned, one of the pillars of the Solvency II framework is the adequacy of quantitative requirements. To measure this, the Solvency II Directive prescribes the SCR, the Minimum Capital Requirement and a standard formula which are intended to reflect the risk profile of most insurance and reinsurance undertakings. However, where the standardized approach does not adequately reflect the specific risk profile of an undertaking, other measures such as governance requirements (as opposed to quantitative requirements) are permitted and prescribed under the Solvency II Directive.
The Solvency II Directive makes a distinction between life and non-life insurance activities and prohibits insurance undertakings from being authorized to carry out the two simultaneously except for certain activities of limited risk profile. Accelerant Insurance Europe SA only carries out non-life insurance activities under the definition of the Solvency II Directive. The distinction between the two types, as well as the requirement to keep the management of the two types separate (where an insurance undertaking is authorized to carry out both) is to identify and manage the specific risks arising from each type of insurance and reinsurance obligations in relation to the perils covered and processes used in the conduct of business.
The Solvency II Directive also provides a framework on the supervision and exercise of solvency of insurance and reinsurance undertakings in a group. This allows legal and regulatory oversight of the insurance and reinsurance undertaking of the group company as a whole and facilitates the coordination of supervision through a group supervisor, which is a designated supervisory authority of the Member State(s) concerned.
In order to take account of the international aspects of reinsurance, the Solvency II Directive does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA. Article 172 of the Solvency II Directive provides that reinsurance contracts concluded by insurance undertakings in the EEA with reinsurers having their head office in a country whose solvency regime has been determined to be equivalent to Solvency II, shall be treated in the same manner as reinsurance contracts with undertakings in the EEA authorized under Solvency II. Post Brexit, the UK has become a third country and as the UK Solvency II Regulations look to undergo reforms, this raises the question as to whether the amended regime in the UK will be given equivalence status by the EU.
2. The Delegated Regulation
The Solvency II Directive is further accompanied by the Delegated Regulation which implements technical standards set by the European Commission based on the EIOPA issued guidelines. The Delegated Regulation provides more granular requirements which uphold the overarching principles of the Solvency II Directive and together form the fundamental legal framework of the insurance and reinsurance market in the EEA.
3.Guidelines
EIOPA issues guidelines and recommendations addressed to national competent authorities or insurance undertakings to help establish consistent, efficient and effective supervisory practices and to ensure common and consistent application of European Union law. Even though the guidelines are not legally binding on addressees, competent authorities and financial institutions are required to make every effort to comply with them and competent authorities must follow a “comply or explain” process.
EIOPA Third Country Branch Supervisory Statement
In February 2023, EIOPA issued the EIOPA Third Country Branch Supervisory Statement on the use by EEA-authorized insurance undertakings and intermediaries of governance arrangements (such as branches) in third countries to perform functions or activities in respect of EEA policyholders and risks (the “Supervisory Statement”).
In principle, Solvency II and the IDD do not prevent EEA head office insurance undertakings and intermediaries having a branch in a third country (e.g., the UK) through which they conduct regulated activity in respect of EEA risks. In contrast, as a result of Brexit, UK head-office insurance undertakings and intermediaries are no longer able to use their UK licenses to carry on underwriting and other regulated activities in respect of EEA risks. Many UK-based insurance and insurance intermediary groups therefore now include insurance undertakings and/or intermediaries which have a head office in, and are licensed in, an EEA jurisdiction (e.g., Belgium or Ireland) and a third country branch in the UK.
However, whether such structures comply with EU insurance and insurance distribution regulation has come under scrutiny from the EU. In the EIOPA Third Country Branch Supervisory Statement, EIOPA noted that the purpose of a branch should primarily be to serve the market in which it was established. EIOPA stated that branches established in third countries with the sole objective of conducting regulated activities in the EEA should be avoided, and that a third-country branch should not conduct a disproportionate amount of its business aimed at, or in, the EEA (compared with business in the local market of the branch). EIOPA has also stated that where an EEA-based insurance distribution firm establishes a third-country branch, the licensed entity must ensure that this is met with adequate governance policies and procedures, in order to ensure that the licensed entity, including the branch, is able to comply with all applicable EEA requirements.
The CBI issued a newsletter in September 2023 to insurance stakeholders in which it reminded regulated firms with a third country branch of the key provisions in the Supervisory Statement and to review their current business models considering the Supervisory Statement. The CBI requires the provisions of the Supervisory Statement to be complied with in full. The CBI re-iterated its expectations on compliance with the Supervisory Statement in September 2025 and expected firms, where appropriate, to develop an action plan to ensure alignment with the expectations of both the CBI and EIOPA in relation to third-country branches.
The UK third-country branches of both Accelerant Insurance Europe SA and Accelerant Agency Limited were established to enable both regulated entities to continue to access the UK market and to support various UK based MGAs involved in underwriting and distributing a range of insurance products in the UK, with the structure and organization of both Accelerant Insurance Europe SA and Accelerant Agency Limited such that an appropriate level of corporate substance (proportionate to the nature scale and complexity of their activities within the EEA) is maintained at the level of their respective head offices.
The UK third-country branches of both Accelerant Insurance Europe SA and Accelerant Agency Limited are each supported by a UK-based team of experienced individuals with expertise in areas including underwriting, distribution, and claims. This enables the UK third-country branch of Accelerant Insurance Europe SA to delegate underwriting and claims authority to the

UK third-country branch of Accelerant Agency Limited, which, in turn, delegates underwriting and claims authority to carefully selected UK-based MGAs – responsible for distributing and administering insurance products – and carefully selected UK-based third-party administrators – responsible for handling claims.
Certain activities are also outsourced by Accelerant Insurance Europe SA, Accelerant Agency Limited and their respective UK third-country branches to Accelerant Services (UK) Limited – an intra-group service company – under a Master Services Agreement. These support services include: risk management; compliance; legal; human resources; actuarial (Pricing); analytics and insights; product management; information technology; finance; and technical Accounting.
Day-to-day oversight of the support services provided by Accelerant Services (UK) Limited is monitored by senior individuals within Accelerant Insurance Europe SA, Accelerant Agency Limited, and their respective UK third-country branches. Additional oversight is provided in accordance with the requirements of the third-party risk management framework applicable to Accelerant Insurance Europe SA, Accelerant Agency Limited and their respective UK third-country branches.
Future Developments
In its review of the Solvency II Directive, EIOPA provided an opinion to the European Commission in December 2020 that whilst the Solvency II framework works well and does not require fundamental change, some improvements were needed in three key areas: (i) balanced updating of the regulatory framework; (ii) recognition of the economic situation; and (iii) completing the regulatory toolbox.
In response to the European Commission’s review of the Solvency II Directive in July 2020 which highlighted the rules regarding long term guarantee measures, solvency and minimal capital requirements and supervision of insurance companies across the EEA Member States, the European Commission set out a proposal to amend the Solvency II Directive in September 2021 which would in effect lower regulatory obligations of small and low-risk insurance companies, take into account long-term and climate change risks and enhance supervision at group and cross border level. Echoing such proposed changes, the European Parliamentary Research Service (“EPRS”) published a briefing in January 2023 on a proposal to amend the Solvency II Directive, particularly regarding capital requirements and valuation of insurance liabilities and cross border supervision as well as clarifications on the proportionality principle.
In December 2023, the European Council (the “Council”) announced that it had reached a provisional agreement with the European Parliament (the “Parliament”) on amendments to the Solvency II Directive. In January 2024, the texts of the provisional agreements were published by the Council. The Council formally adopted the amendments in November 2024 and the amendments must be transposed by the Member States by January 2027. Under the amendments adopted to Solvency II, group supervisors will have enhanced direct powers against insurance holding companies which can include restricting or prohibiting distributions or interest payments to shareholders where (among other circumstances) the insurance holding company has failed to ensure that the group complies with the requirements of Solvency II.
In July 2025, the European Commission published a draft delegated regulation amending the Delegated Regulation. The amendments are meant to simplify access to preferential treatment for long-term equities; modify long-term guarantee measures to reduce short-term market fluctuations’ impact on solvency positions; simplify reporting requirements to supervisors; introduce lighter regulatory obligations of small and low-risk insurance companies; and update the natural catastrophe risk parameters. The draft was adopted by the European Commission in October 2025 and is currently being scrutinized by the Council and the Parliament. The amendments to the Delegated Regulation are expected to enter into force in January 2027.
In addition to the above Solvency II Directive reform proposals, the European Commission continues to promote the development of the Insurance Recovery and Resolution Directive (“IRRD”). The IRRD aims to harmonize national laws on recovery and resolution of reinsurance undertakings. Political agreement on the IRRD was reached by the Council and the Parliament in December 2023 and the Council formally adopted the IRRD in November 2024. The IRRD must be transposed by the Member States by January 2027.
ESG
In August 2021, two delegated regulations (the “EC Regulations”) amending sectoral legislation, including the Solvency II Directive and the IDD, were published by the European Commission. The EC Regulations focus on the integration of sustainability into key activities, including product oversight and governance, risk management and suitability assessment procedures. The EC Regulations applied from August 2022.
The Commission Delegated Regulation (EU) 2021/1256 of April 21, 2022 amending the Delegated Regulation introduces obligations for reinsurance undertakings to manage “sustainability risks” and ensure sustainability factors are taken into account in risk assessments.

Companies in scope of the Corporate Sustainability Reporting Directive (Directive (EU) 2022/2464, the “CSRD”), which includes EU companies with over €50 million in turnover, at least 250 employees and/or assets exceeding €25 million, as well as certain non-EU companies, and undertakings wherever situated that are listed on an EU regulated market, are required to publish sustainability-related disclosures against common reporting standards adopted by the European Commission in annual financial statements. The reporting requirements are being phased in over the next few years, with the largest companies required to report in respect of financial years starting on or after January 1, 2024. Under a simplification package (the “Omnibus Package”) proposed by the European Commission in February 2025 (but not yet implemented), additional firms subject to the reporting requirements in respect of their 2025 or 2026 financial years will have those requirements postponed to 2027 and 2028, respectively.
In July 2024, the Corporate Sustainability Due Diligence Directive (“CSDDD”) entered into force. The CSDDD requires in-scope companies to engage in a thorough due-diligence process encompassing identification, assessment, prevention and mitigation of negative impacts on human rights and the environment. To mitigate adverse impacts on human rights and the environment, a broad range of elements must be addressed, including child labor, forced labor, greenhouse gas emissions and deforestation. Importantly, as the law currently stands, in-scope companies are required to examine and document findings beyond their immediate operations, encompassing the activities of both upstream and, for certain in-scope companies, downstream business partners. The categories of companies to which CSDDD applies is determined on the basis of (i) the number of employees and worldwide revenue for EU companies and (ii) revenues within the EU for non-EU companies.
In February 2025, the European Commission published an “Omnibus Package” of proposed measures designed to simplify the key EU laws on corporate sustainability reporting, due diligence and trade, including a number of proposed amendments to the application dates and requirements for sustainability reporting and due diligence under the CSRD and CSDDD, respectively. As part of these measures, a “stop the clock” directive proposes to delay the application dates of CSRD and CSDDD for the second and third wave of companies due to be phased in; and a “substantive directive” aims to significantly reduce the number of companies in scope of CSRD and reduce the number of mandatory obligations on in-scope companies in both CSRD and CSDDD. The “stop the clock” directive was adopted and entered into force in April 2025. Member States had until December 31, 2025 to transpose the directive. The “substantive directive” was adopted by the European Parliament in December 2025 and is likely to be approved in early 2026. Member States will have one year to implement the changes with the exception of changes to the CSDDD, which will be implemented by July 2028.
The IDD
The IDD applies to both Accelerant Insurance Europe SA and Accelerant Agency Limited. The IDD regulates the way insurance products are designed and sold both by insurance intermediaries (e.g., Accelerant Agency Limited and the other Irish Intermediaries) and directly by insurance undertakings (e.g., Accelerant Insurance Europe SA). The provisions set out in the IDD mainly relate to registration requirements for undertakings engaging in regulated activity coming within the scope of the IDD, professional indemnity requirements, standards of product disclosure, promotional materials and product governance and oversight. Local regulations and conduct of business rules implemented in each of the European Member States in which Accelerant Insurance Europe SA and Accelerant Agency Limited do business supplement the requirements set out in the IDD.
Passporting – Freedom of Services and Freedom of Establishment
Subject to certain regulatory notification requirements, both Accelerant Insurance Europe SA and Accelerant Agency Limited can provide services, or establish a branch, in any other Member State of the EEA subject to the laws and regulations of the home Member State, as well as local rules of the host Member State(s). Both Accelerant Insurance Europe SA and Accelerant Agency Limited have benefited from the passporting regime on both a freedom of services (“FoS”) and freedom of establishment (“FoE”) basis. Accelerant Insurance Europe SA has branches in Italy, Greece, Spain, and Ireland and is in the process of establishing a branch in Luxembourg. It provides services in Austria, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Liechtenstein, Lithuania, Luxembourg, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, and Sweden. Accelerant Agency Limited provides services in all EEA Member States (it has no branches in the EEA). In Ireland, Accelerant Insurance Europe SA/NV is authorized to conduct business under both the FoE and FoS regimes.
Italy
Insurance companies incorporated and authorized in accordance with the laws of an EEA Member State (“EEA Insurance Companies”) are allowed to provide their services in Italy on a FoS and/or FoE basis. In Italy, Accelerant Insurance Europe SA is authorized to conduct business under both the FoE and FoS regimes.

In both cases, the relevant entity is required to comply with the notification procedures between the supervisory authorities of the competent Home Member State and the Italian Supervisory Authority on insurance companies (which is the Institute for the Supervision of Insurance – “IVASS”).
An EEA Insurance Company operating through the establishment of a branch is required to appoint a branch manager, to be domiciled at the branch office and granted with mandate powers to: (i) represent the insurance undertaking before courts and all Italian authorities; and (ii) enter into and execute any agreement or deed relating to the activities carried out by the EEA Insurance Company in Italy. Should the general representative be a legal person, its office must be registered in Italy and it must appoint a natural person as its representative to be domiciled in Italy and granted with the powers described above.
EEA Insurance Companies operating in Italy are required to duly comply with general good provisions, and, in particular with conduct of business rules enacted to protect policyholders and other beneficiaries of insurance benefits.
IVASS is entitled to take appropriate measures in respect of EEA Insurance Companies whose operation in Italy is detrimental to the general interests of the policyholders and with the aim of granting the proper functioning of the Italian insurance and reinsurance market.
Greece
EEA Insurance Companies can conduct business in Greece on a FoS and/or FoE basis. The relevant supervisory authorities of their home Member States are responsible for the prudential and financial supervision of these undertakings, while the Greek supervisory authority on private insurance (i.e.,Bank of Greece – “BoG”) monitors their compliance with the applicable legislation on the taking-up and pursuit of insurance and reinsurance business. The BoG is entitled to require the remedy of any irregularities detected in compliance with applicable legislation on the taking-up and pursuit of insurance and reinsurance business and to take appropriate emergency measures to prevent or penalize such irregularities, including the power to prevent insurance and reinsurance undertakings from continuing to conclude and/or distribute new insurance contracts within Greece.
In order to conduct business in Greece, either on a FoS or on a FoE basis, insurance undertakings incorporated in another EEA Member State must comply with the required notification procedure performed between the supervisory authorities of their state of origin and the host state (i.e., the BoG). Pursuit of insurance business in Greece by means of FoE also presupposes the establishment of a (Greek) branch.
The rules on the establishment and operation of insurance and reinsurance undertakings are set forth in Law 4364/2016 (Government Gazette 13 A) that incorporates into the Greek legislation the corresponding provisions of the Solvency II Directive. Special consideration should be given to Chapter 8 of Law 4364/2016 regarding the right of establishment and the freedom to provide services. Moreover, insurance undertakings conducting cross-border business in Greece, either through a branch or under the FoS, are required to comply with the “general good” provisions designated by the BoG.
Accelerant has a minority ownership position in one MGA in Greece.
In Greece, Accelerant Insurance Europe SA was initially authorized to provide insurance under the FoS regime, with a Greek branch now also established. Accelerant has notified its intention and, thus, is entitled to provide in Greece coverage of risks falling within the scope of all classes of non-life insurance, except classes 4 (All damage to or loss of railway rolling stock), 5 (All damage to or loss of aircraft) and 11 (All liability arising out of the use of aircraft, including carrier’s liability).
Spain
EEA Insurance Companies may conduct business in Spain on a FoS and/or FoE basis. In order to conduct such business in Spain, EEA Insurance Companies must comply with the required notification procedures between the supervisory authorities of the state of origin and the Spanish insurance and reinsurance regulator (Dirección General de Seguros y Fondos de Pensiones) (“DGSFP”).
EEA Insurance Companies which operate in Spain under the FoE regime and/or under the FoS regime must comply with certain Spanish general good provisions and the applicable market behavior provisions set out in Title III, Chapter VII of Spanish Law 20/2015, of 14 July, on the regulation, supervision and solvency of reinsurance entities. Likewise, they shall also submit to the DGSFP, on the same terms as Spanish insurance companies, all the documents required by the DGSFP in order to check whether they comply in Spain with the Spanish legal provisions applicable to them. A non-exhaustive list of the Spanish general good provisions applicable to insurance undertakings incorporated in EEA Member States is available in the DGSFP’s website.
In Spain, Accelerant Insurance Europe SA is authorized to conduct business under the FoE regime (having established a Spanish branch for such purposes) and under the FoS regime.

Accelerant has a wholly-owned MGA and a majority owned MGA in Spain.
Ireland
Insurance undertakings or insurance intermediaries authorized in an EEA Member State may carry on business in Ireland either under the FoE (through a branch) or under the freedom to provide services. Responsibility for the prudential supervision of these undertakings lies with the relevant supervisory authorities of the home Member State. Insurance undertakings or insurance intermediaries operating in Ireland on this basis are required to duly comply with general good rules, and, in particular with conduct of business rules enacted to protect policyholders and other beneficiaries of insurance benefits provisions (e.g., The Consumer Protection Code 2012 (as amended)).
In Ireland, Accelerant Insurance Europe SA is authorized to conduct business under both the FoE and FoS regimes.
Changes of Control
Belgium
Before a person or entity (or two or more persons acting in concert) can acquire a direct or indirect holding in Accelerant Insurance Europe SA, which represents 10% or more of the capital or of the voting rights, or which makes it possible to exercise a significant influence over the management of Accelerant Insurance Europe SA (“Qualifying Holding”), prior written approval/non-objection must be obtained from the NBB. Thereafter, the prior approval/non-objection of the NBB must be sought by any person or entity (or two or more persons acting in concert) proposing to, directly or indirectly, increase a Qualifying Holding such that the holding would reach or exceed 20%, 30% or 50% (each a “Prescribed Percentage”) of the share capital or voting rights in Accelerant Insurance Europe SA; or a holding such that Accelerant Insurance Europe SA would become a subsidiary of the acquirer.
Prior to granting approval for the acquisition of a Qualifying Holding, the NBB will consider a number of factors, including the financial strength of the proposed acquirer, the proposed acquirer’s reputation (including its integrity and professional competence) and the proposed acquirer’s plans for the future operations of Accelerant Insurance Europe SA. The NBB has a total of 82 working days (where the proposed acquirer is based in the EEA) and 92 working days (where the proposed acquirer is based outside the EEA) to review the application and provide its approval/non-objection.
In addition, the NBB must be notified in advance (no approval is required) of a proposed, direct or indirect, disposal of a Qualifying Holding or a reduction in holding such that the direct or indirect holding or capital or voting rights in Accelerant Insurance Europe SA would fall below a Prescribed Percentage, or such that Accelerant Insurance Europe SA would cease to be a subsidiary of the acquirer.
Furthermore, a person or entity (or two or more persons acting in concert) who has acquired, directly or indirectly, a holding in Accelerant Insurance Europe SA, or who has increased, directly or indirectly, its holding in Accelerant Insurance Europe SA, such that the holding reaches or exceeds the threshold of 5% of the share capital or voting rights in Accelerant Insurance Europe SA, without however holding a Qualifying Holding, is required to notify the NBB in writing within 10 working days of the acquisition or increase of the holding. The same notification is required from any person or entity (or two or more persons acting in concert) who has ceased to hold, directly or indirectly, a holding of more than 5% in the share capital or voting rights in Accelerant Insurance Europe SA.
The aforementioned notification requirements also apply where the proportion of share capital or voting rights held in Accelerant Insurance Europe SA reaches, exceeds or, as the case may be, is reduced below the thresholds referred to above (including Qualifying Holdings and Prescribed Percentages) as a result of a situation involving a change in the level of a holding which is not the consequence of an acquisition or disposal, in particular the existence of multiple voting rights or the acquisition of own shares by Accelerant Insurance Europe SA.
Ireland
In relation to the Irish Intermediaries, there is no pre-approval requirement under Irish law in relation to a change of control. However, the Irish Intermediaries will be required to notify the CBI without unreasonable delay when it becomes aware of a change of control.

Restrictions on Paying Dividends
Belgium
Under the Belgian Code of Companies and Associations (“BCCA”), no distribution (e.g., payment of dividends) may be made where the net assets in Accelerant Insurance Europe SA, as shown in the annual accounts, are, or would become, as a result of such a distribution, less than the amount of the paid-up capital or, if this amount is greater, the called-up capital, increased by all the reserves which the law or Accelerant Insurance Europe SA’s articles of association do not allow to distribute. The “net assets” are defined as the total amount of the assets minus the provisions, the liabilities and, except in exceptional cases to be stated and justified in the notes to the financial statements, the unamortized amounts of incorporation and expansion costs and research and development costs.
Moreover, should the NBB become aware that Accelerant Insurance Europe SA is not operating in accordance with the applicable legislative framework, or where it would have indications that Accelerant Insurance Europe SA might no longer operate in accordance with such legislative framework within the next twelve months, the NBB may prohibit or limit the payment of dividends as long as Accelerant Insurance Europe SA has not remedied the situation.
Ireland
Under Irish company law, Accelerant Agency Limited is permitted to make distributions only out of profits available for distribution. Irish insurance regulatory laws do not prohibit the payment of dividends by insurance intermediaries.
Regulatory Reports and Returns
Belgium
Under the Solvency II framework, Accelerant Insurance Europe SA is required to submit quarterly and annual filings with the NBB, including an annual SFCR. In addition, Accelerant Insurance Europe SA must submit an annual ORSA report to the NBB. The ORSA report provides a summary of all the activities and processes during the preceding year to assess and report on risks and ensure that overall solvency needs are met at all times, including a forward-looking assessment. It also explains the linkages between business strategy, business planning and capital and risk management processes.
Ireland
Insurance intermediaries are subject to ongoing prudential monitoring of their compliance with the registration requirements, which includes holding an adequate policy of professional indemnity insurance. In order for the CBI to carry out its supervisory functions, it requires insurance intermediaries such as Accelerant Agency Limited to complete and submit an annual return which includes information relating to the insurance intermediary’s finances, ownership, professional indemnity insurance and compliance with conduct of business rules.
Financial Compensation Schemes
Ireland
The Insurance Compensation Fund is a scheme established under the Irish Insurance Act 1964 (as amended) which allows eligible customers of non-life insurers (including non-life insurers authorized in any EU member state who are selling to Irish customers) to seek compensation if that firm were to become insolvent. The fund is funded by an annual levy calculated on the basis of the amount of premium earned by a non-life insurer in respect of policies that cover risks in Ireland.
Belgium
In Belgium, there is no general insurance compensation scheme in respect of non-life insurance, but only the Belgian Common Guarantee Fund (Fonds Commun de Garantie Belge/ Belgisch Gemeenschappelijk Waarborgfonds) which is limited to compensation in the framework of compulsory motor vehicle liability insurance. This scheme is established under the Belgian Law of November 21, 1989 on compulsory motor vehicle liability insurance (as amended). It allows an injured party to seek compensation directly from the scheme in certain circumstances including if the insurance undertaking which has an obligation to indemnify were to become insolvent. The fund is funded by the payment of an annual levy and participations in the coverage of the claims reserves according to each affiliates’ share in the motor third party liability insurance market in Belgium. Accelerant Insurance Europe SA is authorized to provide motor third party liability insurance but does not currently provide this coverage in the Belgian market.

Greece
In Greece, there is not a single body or Financial Compensation Scheme entrusted with the duty to provide compensation to insureds of all classes of non-life insurances, in case of insolvency of an insurance undertaking. However, specifically in case of insolvency of the insurance undertaking covering the civil liability of the driver of the damaging vehicle, the “Auxiliary Fund (providing) insurance of liability arising out of motor accidents” provides compensation to injured third parties. In the event of Accelerant Insurance Europe SA’s insolvency, in the first place, the “Auxiliary Fund” would be obliged to reimburse third parties injured in car accidents caused by drivers insured by Accelerant Insurance Europe SA against their liability arising out of the use of motor vehicles (class 10 of non-life insurances regarding MTPL insurance, according to the Solvency II Directive’s classification). Upon reimbursing the injured third parties, the “Auxiliary Fund” would be entitled to claim full reimbursement of the sum paid from the Belgian Guarantee Fund, that is the Compensation Body of Accelerant’s home Member State.
Italy
In Italy, Law no. 213 of December 30, 2023 introduced the obligation for companies incorporated in Italy or foreign companies with a permanent establishment in Italy, registered in the Italian Companies Register, to enter into insurance contracts covering damages to certain tangible assets directly caused by natural disasters and catastrophic events.
In this context, SACE S.p.A., an Italian insurance company controlled by the Italian Ministry of Economy and Finance, has established a guarantee scheme in favor of those insurers and reinsurers authorized to cover these natural catastrophe risks in Italy that are required to provide such insurance coverages. According to this guarantee scheme, SACE will cover the compensation for the occurrence of these events up to 50% for a total amount, for year 2026, not exceeding the greater of €5 billion and the free resources (risorse libere) available as at December 31 of the immediately preceding year, not used for the payment of insurance compensations in the reference year and available in the accounts of the special section of the Fund referred to in the paragraph 110 of the abovementioned Law.
The obligation for companies to enter into these insurance policies came into force with deadlines differentiated according to size and type of companies, with the last deadline currently set on March 31, 2026.
Spain
In Spain, certain types of insurance contracts (even if they are concluded under the FoE regime or under the FoS regime) are subject to premium surcharges in favor of the Spanish Insurance Compensation Consortium (Consorcio de Compensación de Seguros) (“CCS”) in order to fund the exercise of the CCS’ functions in the Spanish insurance sector (among others, the coverage of extraordinary risks not covered by insurance companies, compulsory vehicle insurance, combined agricultural insurance and the liquidation of insolvent Spanish insurance undertakings). The CCS is a public business organization that is attached to the Spanish Ministry of Economy, Trade and Enterprises, through the DGSFP.
The insurance contracts which are subject to surcharge in favor of the CCS are those contracts which fall under any of the following insurance business lines: (i) land vehicles, railway vehicles, wilderness fires and events, other damage to property and for miscellaneous pecuniary losses; (ii) civil liability in land motor vehicles; (iii) life (in contracts that guarantee exclusively or primarily the risk of death); and (iv) accidents (in contracts guaranteeing the risk of death or providing financial compensation for permanent invalidity or temporary incapacity).
It should be noted that Spanish law does not apply to the liquidation of insurance undertakings of other EEA Member States or of its branches in Spain. In this regard, the CCS does not have any faculties with regard to the insolvency or liquidation of insurance undertakings of other EEA Member States (for example, Accelerant Insurance Europe SA) or of their branches in Spain.
Cayman Islands Insurance Regulation
Accelerant Re Cayman holds a Class B(iii) Insurance License issued in accordance with the terms of The Insurance Act, 2010 (as amended) of the Cayman Islands (the “Act”), and is regulated by the Cayman Islands Monetary Authority (“CIMA”). As the holder of a Class B(iii) Insurance License, Accelerant Re Cayman is permitted to undertake insurance business in accordance with its business plan approved by CIMA.
Accelerant Re Cayman is subject to minimum capital and surplus requirements, and its failure to meet such requirements could subject it to regulatory action. Pursuant to The Insurance (Capital and Solvency) (Classes B, C and D Insurers) Regulations, 2012 (the “Capital and Solvency Regulations”), Accelerant Re Cayman is required to maintain the statutory minimum capital requirement (as defined under the Capital and Solvency Regulations) and prescribed capital requirement (as defined under the Capital and Solvency Regulations), and a minimum margin of solvency equal to or in excess of the total prescribed capital requirement. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject the company to further examination or corrective action by CIMA, including restrictions on dividend payments, limitations on the company’s writing of additional business or engaging in finance activities, supervision or liquidation.
CIMA may at any time direct Accelerant Re Cayman, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation. Furthermore, CIMA may require a licensee to take steps to rectify any matters, suspend the license or revoke the license if, CIMA is of the opinion that:
•a licensee is or appears to be likely to become unable to meet its obligations as they fall due;
•a licensee is carrying on its business in a manner detrimental to the general public interest or to the interests of its creditors or policy holders;
•the activities of any member of the licensee’s insurance group are detrimental to those interests of the licensee’s creditors as well as its policy holders;
•a licensee has contravened the Act or the Anti-Money Laundering Regulations (2023 Revision) of the Cayman Islands;
•the licensee has failed to comply with a condition of its license or with the requirements of the Act;
•the direction and/or management of a licensee’s business has not been conducted in a fit and proper manner;
•a person holding a position as a director, manager or officer of a licensee’s business is not a fit and proper person to hold the respective position; or
•any person holding or acquiring control or ownership of a licensee is not a fit and proper person to have such control or ownership.
Failures to comply with a direction given by CIMA may be punishable by a fine of up to five hundred thousand Cayman Islands dollars ($600 thousand based on the Cayman Islands’ exchange rate of CI$0.83 per $1.00 as of March 31, 2025) or imprisonment for a term of 10 years or both, and a fine of an additional ten thousand Cayman Islands dollars ($12 thousand) (as of March 31, 2025) for every day after conviction on which the offense so continues.
Whenever CIMA believes that a licensee is or may become unable to meet its obligations as they fall due, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the Act, or has otherwise behaved in such a manner so as to CIMA to call into question the licensee’s fitness, CIMA may take one of a number of steps, including requiring the licensee immediately to take steps to rectify the matter; suspending the license of the licensee pending a full inquiry into the licensee’s affairs; revoking the license; imposing conditions with respect to decisions made by the licensee, including the suspension of voting rights or nullification of votes cast; imposing conditions, or further conditions, upon the license and amending or revoking any such condition; requiring the substitution or removal of any director, manager or officer of the licensee; at the expense of the licensee; appointing a person to advise the licensee on the proper conduct of its affairs; at the expense of the licensee, appointing a receiver or person to assume control of the licensee’s affairs who shall have all the powers necessary to administer the affairs of the licensee including power to terminate the insurance business of the licensee; and requiring such action to be taken by the licensee as CIMA considers necessary.
Canada Insurance Regulation
Accelerant Insurance Company of Canada (formerly operated under the name Omega General Insurance Company, “Accelerant Insurance Canada”) is subject to federal, as well as provincial and territorial, regulation in Canada in the provinces and territories in which Accelerant Insurance Canada underwrites insurance and reinsurance. The Office of the Superintendent of Financial Institutions (“OSFI”) is the federal regulatory body that, under the Insurance Companies Act (Canada), prudentially regulates federal Canadian and non-Canadian insurance and reinsurance companies operating in Canada. Accelerant Insurance Canada is authorized to carry on property and casualty insurance business by OSFI and by the provincial insurance regulators in each province and territory.
Accelerant Agency Canada Ltd (“Accelerant Agency Canada”) is required to register with the relevant regulatory authority in each province and territory in which it operates in Canada. There is also a requirement for a principal broker or nominee, acting on behalf of Accelerant Agency Canada, to be adequately licensed in each province and territory in which Accelerant Agency Canada operates. Accelerant Agency Canada and its principal broker and nominee are registered or licensed to carry on insurance business in each province and territory in Canada as a corporate insurance agency and as individual agents/brokers, respectively.
Under the Insurance Companies Act (Canada), Accelerant Insurance Canada is required to maintain an adequate amount of capital in Canada, calculated in accordance with a test promulgated by OSFI called the Minimum Capital Test. OSFI has implemented a risk-based methodology for assessing insurance and reinsurance companies operating in Canada known as its “Supervisory Framework.” In applying the Supervisory Framework, OSFI considers the inherent risks of the business and the quality of risk management for each significant activity of each operating entity. Under the Insurance Companies Act (Canada), approval of the Minister of Finance (Canada) is required in connection with certain acquisitions of a significant interest in, or control of, Canadian insurance companies such as Accelerant Insurance Canada, and notice to and/or approval of OSFI is required in connection with the payment of dividends by or redemption of shares by Canadian insurance companies such as Accelerant Insurance Canada.
Accelerant Insurance Canada is also subject to Canadian provincial and territorial insurance legislation and regulation, governing market conduct, including pricing, underwriting, coverage and claim conduct, in varying degrees by province/territory and by product line.
Privacy
Accelerant is subject to various data protection, privacy, cybersecurity and artificial intelligence (“AI”) laws and regulations, as applicable in the jurisdictions in which it operates. The Company regularly monitors emerging and evolving legislation in the various jurisdictions and implements the necessary processes to maintain the integrity, confidentiality and security of personal information.
United States Privacy Laws
Federal law and the laws of many states require financial institutions to protect the security and confidentiality of all personal information processed by such financial institutions, to notify the relevant individuals about their policies and practices relating to collection and disclosure of customer information, and their policies relating to protecting the security and confidentiality of that information and to notify regulators and individuals in the event of certain data breaches. Federal law and the laws of many states also regulate disclosures and disposal of customer information. Congress, state legislatures, and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity laws and regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. As of February 1, 2025, the model law has been adopted in full or in part by more than 25 states, but it is not an NAIC accreditation standard. The New York State Department of Financial Services (“NYSDFS”) issued Cybersecurity Regulations for Financial Services Companies that require certain parts of Accelerant’s insurance operations to, among other things, establish and maintain a cybersecurity policy, a cybersecurity breach incident response process, and to designate a Chief Information Security Officer ("CISO").
The Gramm-Leach-Bliley Act (“GLBA”) and the Fair Credit Reporting Act (“FCRA”) impose privacy and information security requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and creditworthiness information, respectively, and limitations on the use and sharing of such information. The GLBA requires administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity, and proper disposal of nonpublic personal information, and the FCRA imposes similar information security requirements regarding the protection of creditworthiness information. The FCRA limits an entity’s ability to disclose creditworthiness information to affiliates and nonaffiliates unless certain notice requirements are met and the consumer does not elect to prevent or “opt out” of the disclosure, and it limits an entity’s ability to use creditworthiness information except for certain authorized purposes. The GLBA limits a financial institution’s disclosure of nonpublic personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent or “opt out” of the disclosure. The GLBA requires that financial institutions provide privacy notices to their customers. Certain states have implemented certain requirements of the GLBA, through adoption of the NAIC Privacy of Consumer Financial and Health Information Regulation and the NAIC Standards for Safeguarding Customer Information Model Regulation.
Many states have enacted privacy and data security laws that impose compliance obligations beyond those imposed by the GLBA, including obligations to protect sensitive personal information, as well as to notify state regulators including the state Attorneys General of data security incidents.
The California Consumer Privacy Act, amended by the California Privacy Rights Act (“CCPA”) in 2020, enhances privacy rights and consumer protection for residents of California. Subject to certain exceptions, the CCPA requires companies operating in California to determine the types of personal information retained on California residents; to provide detailed privacy notices to individuals from whom personal information is collected that informs such individuals of the purpose of this information collection and whether such information is shared with third parties; to develop systems allowing such companies to respond efficiently to requests by California residents seeking to determine what information such companies possess or requesting deletion of their information; and to ensure that service providers and other third parties to whom these companies provide such personal information adhere to certain contractual requirements. Regulations have been issued and are forthcoming by the California Privacy Protection Agency (“CPPA”). CCPA imposes requirements relating to data minimization and correction and provides residents with additional rights over their personal information, including the right to opt-out of the use of their personal information in online behavioral advertising and to opt-out of certain types of consumer profiling. The CPPA, that has administrative enforcement authority over CCPA and other California privacy laws and oversees CCPA rulemaking.
Several states have enacted comprehensive data privacy laws that require in scope businesses to disclose information about their privacy practices and give state residents rights to access, delete, and correct their personal information and to opt out of the use of their information for targeted advertising, profiling that results in the provision or denial of decisions including insurance services, and from having their personal information sold to third parties. Most of these laws broadly exempt entities covered by the GLBA or insurers more generally; other laws such as the CCPA only exempt personal information that is subject to the GLBA and some types of data subject to FCRA. These exemptions under the CCPA do not apply to the statute’s private right of action, which provides for statutory damages, for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information as a result of the violation of a duty to maintain reasonable security procedures and practices. Additionally, the CCPA applies to the personal information of California residents collected in the employment, job applicant, and business-to-business settings. Violations of the CCPA and similar state privacy laws can result in civil or administrative penalties, and compliance with the evolving state privacy laws may lead to increased legal risks and compliance investments.
There also has been increased scrutiny, including from state regulators, regarding the use of “big data” techniques, and some state laws impose additional restrictions on automated decision-making. These laws and regulations have emerged not only from generally applicable privacy laws, but also from insurance-specific regulatory bodies. The NAIC has established a dedicated working group, known as the Big Data and Artificial Intelligence (H) Working Group, to consider big data issues, such as the lack of transparency and potential for bias in algorithms used to synthesize big data. This Working Group released a Memo and Report regarding its AI survey for life insurance in December 2023. Moreover, in December 2023, the NAIC also adopted a new model bulletin entitled “Use of Algorithms, Predictive Models, and AI Systems by Insurers.” The AI Bulletin also sets forth state insurance regulators’ expectations on how insurers should govern the use of such technologies by or on behalf of the insurer to make or support such decisions. State insurance regulators have started to adopt versions of the AI Bulletin and have released bulletins discussing the types of information that regulators may request during an investigation or examination of an insurer in regard to AI systems.
As a result of increased innovation and technology in the insurance sector, the NAIC is monitoring technology developments that impact the state insurance regulatory framework and has developed or is developing regulatory guidance, as appropriate. For example: (1) the NAIC has adopted amendments to the anti-rebating provisions of the NAIC’s Unfair Trade Practices Act to address new technologies that are being deployed to add value to existing insurance products and services; (2) the NAIC has adopted guiding principles related to AI, its use in the insurance sector, and its impact on consumer protection and privacy, marketplace dynamics and the state-based insurance regulatory framework; and (3) the NAIC’s Privacy Protections (H) Working Group is in the process of developing a new model law to replace the NAIC’s Insurance Information and Privacy Protection Model Act and the NAIC’s Privacy of Consumer Financial and Health Information Regulation with one new model law. Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws or introduced legislation targeting unfair discrimination practices. Several states have also issued guidance regarding the use of big data technology in compliance with anti-discrimination laws.
State regulators, most notably state departments of insurance, have also taken a more active role in regulating the insurance industry’s use of big data and AI. In 2019, the NAIC established the Big Data and Artificial Intelligence Working Group to study the development of AI, its use in the insurance sector, and its impact on consumer protection and privacy, marketplace dynamics, and the state-based insurance regulatory framework. The working group’s regulatory principles on AI were adopted by the NAIC in 2020, and a Model Bulletin on the Use of Artificial Intelligence by Insurance Companies was adopted by the NAIC in 2023. The bulletin generally establishes guidelines to ensure that decisions made or supported by AI comply with applicable insurance laws and regulations. The bulletin has been adopted by more than 25 states, with others taking action, which may result in further non-uniform legislation impacting how data, algorithms, models, automated decision-making tools and AI in general can or should be used across insurance practices. Moreover, several U.S. States, including Colorado, Utah and California, have passed comprehensive general AI legislation, and many other states are considering such legislation to govern and manage risk of the development and deployment of AI technologies.
UK Privacy and Data Protection Laws
The main law regulating the processing of personal information (i.e., data which identifies an individual or from which an individual is identifiable) in the UK is the General Data Protection Regulation (“UK GDPR”). Following Brexit, the European Union General Data Protection Regulation 2016/679 (“EU GDPR”) no longer applies directly in the UK, but it has been implemented into UK national law through the UK GDPR and the UK Data Protection Act 2018 (“DPA2018”), as amended by the UK Data (Use and Access) Act 2025 (“UK DUAA”). Accelerant is subject to the applicable requirements of the UK GDPR and DPA2018 where processing personal information in the context of the activities of Accelerant’s UK establishment, and where processing personal information of individuals in the UK by an Accelerant establishment outside the UK where the processing is related to the provision of our services and products within the UK, or the monitoring of UK individuals’ behavior in the UK. In 2025, the United Kingdom enacted the Data (Use and Access) Act, which introduces amendments to the UK GDPR and the DPA 2018 intended, among other things, to adjust certain consent, data use, governance and data-sharing requirements.
The UK GDPR requirements, by virtue of the EU GDPR pre-Brexit and by virtue of the UK GDPR post-Brexit, apply in the UK since May 25, 2018. The UK GDPR imposes a number of obligations on controllers and processors and provides for rights for data subjects including, among others:
•accountability and transparency requirements, which require controllers to demonstrate and record compliance with the UK GDPR and to provide more detailed information to data subjects regarding processing;
•enhanced requirements for obtaining valid consent;
•obligations to consider data protection as any new products or services are developed and to limit the amount of personal information processed;
•obligations to comply with data protection rights of data subjects including a right of access to and rectification of personal information, obtain restriction of processing or to object to processing of personal information and a right to ask for a copy of personal information to be provided to a third-party in a usable format and erasing personal information in certain circumstances;
•obligations to implement technical and organizational security measures to safeguard personal information; and
•obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible).
In addition, the EU GDPR prohibits the transfer of personal information from the EEA to a country outside the EEA (including, since Brexit, the UK) that the European Commission does not recognize as having “adequate” data protection in place, unless a data transfer mechanism in accordance with the EU GDPR (such as standard contractual clauses or “SCCs”) has been put in place, or unless a derogation can be relied upon under the EU GDPR. Please see more detail below under “EU Privacy and Data Protection Laws.”
In June 2021, the European Commission adopted an adequacy decision for the UK, which allows for the transfer of personal information from the EEA to the UK without the need for a data transfer mechanism to be put in place. This adequacy decision was formally renewed by the European Commission in December 2025 and will apply until December 2031. The UK also recognizes the EU as an adequate jurisdiction, meaning that transfers of personal information from the UK to the EU do not require a data transfer mechanism. For transfers of personal information from the EU to the U.S., the European Commission has adopted the EU-U.S. Data Privacy Framework (“DPF”) to legitimize transfers to entities in the U.S. that have certified to the DPF (please see more detail below under “EU Privacy and Data Protection laws”).
The UK GDPR imposes similar restrictions to the EU GDPR on transfers of personal information from the UK to third countries outside the UK that the UK does not consider adequate. As indicated above, the UK recognizes the EU as “adequate.” The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office (“ICO”) has also published its own version of the TIA, although entities may choose to adopt either the EU or UK-style TIA. Further, in September 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge (“UK Adequacy Regulations”). Personal data can therefore be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to the DPF.
The EU and UK GDPR both provide for fines for serious breaches of up to the higher of 4% of annual worldwide turnover or €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR).
In addition to the GDPR, data privacy related to electronic communications (including, the use of cookies and the sending of direct marketing) is regulated by the UK Privacy and Electronic Communications Regulations (“PECR”). The UK ICO is responsible for enforcing PECR and has the power to take various types of enforcement action, including criminal prosecution and non-criminal enforcement (such as monetary penalties of up to £500 thousand issued against the organization or its directors).
Compliance with the UK GDPR and PECR may cause Accelerant to incur substantial operational and compliance costs and may otherwise impact business practices. Further, there is a risk that the compliance measures will not be implemented correctly or that individuals within the business will not be fully compliant with the new measures. The UK ICO is competent to independently interpret, apply, and enforce the UK GDPR and PECR, and despite any compliance measures implemented, it is not excluded that Accelerant may be faced with significant administrative, monetary, and other sanctions, civil or criminal action, as well as reputational damage which may have a material adverse effect on the operations, financial condition, and prospects of the business.
UK Cybersecurity, AI and Digital Data Laws
Cybersecurity requirements are laid down in various UK laws, the key ones being (i) the UK GDPR (which requires controllers and processors when processing personal information to implement appropriate technical and organizational measures to ensure a level of security appropriate to the data protection risk) and (ii) the UK Network and Information Systems Regulation 2018 (“NIS Regulations”).
The UK GDPR does not provide for a specific set of cybersecurity requirements or measures to be implemented, but rather expects a controller/processor to take appropriate action in accordance with the then-current risk, the state of the art, the costs of implementation and the nature, scope, context and purposes of the processing. The UK GDPR however does explicitly require that controllers notify personal data breaches, within the meaning of the UK GDPR, without undue delay and in any event within 72 hours after becoming aware of it, to the UK ICO, unless the breach is unlikely to result in a risk to the rights and freedoms of individuals. In addition, controllers are required to notify the individuals concerned of any personal data breach without undue delay when the personal data breach is likely to result in a high risk to the rights and freedoms of individuals. Processors are required to notify the controller without undue delay after becoming aware of a personal data breach.
The NIS Regulations apply to “operators of essential services” (“OES”) and “relevant digital service providers” (“RDSP”) and it was announced in January 2022, that the NIS Regulations will be updated to also cover “managed service providers” (“MSP”) and potentially other digital service providers as well. The NIS Regulations require that appropriate and proportionate technical and organizational measures are implemented to manage the risk of network and information systems, and impose requirements related to incident handling and notification in relation to incidents with significant disruptive effect. The UK ICO is the competent authority to enforce the NIS Regulations and may issue fines of up to £17 million and take other action following non-compliance.
In addition, the UK is developing a number of new digital data, cybersecurity, and AI laws akin to the ones being developed in the EU (see “EU Privacy and Data Protection Laws” below). For instance, the UK Financial Services and Markets Act (“FSMA”) which contains a number of requirements similar in scope and impact to the EU DORA (as defined below) and the UK Online Safety Act (“OSA”) which is similar in scope and impact to the EU DSA (as defined below). In relation to AI, the UK has adopted a “soft law” approach to AI regulation meaning it has not adopted formal legislation to regulate AI but has adopted soft law guidelines in the form regulatory guidance and policy statements, including a White Paper. The UK government has indicated its intention to introduce AI-related legislation, and regulatory expectations regarding the governance, transparency and use of AI systems may continue to evolve. Accelerant is assessing the scope of application, impact, and risk of these proposed UK laws on Accelerant’s business and will continue to assess this moving forward.
EEA Privacy and Data Protection Laws
In the EEA, the EU GDPR is the key legislation to govern personal information processing activities and has the same scope of application as set out above for the UK GDPR. The EU GDPR has been implemented into EEA Member State law, which supplements the EU GDPR. Accelerant is subject to the applicable requirements of the EU GDPR and applicable EEA Member State implementing legislation where processing personal information in the context of the activities of Accelerant’s EEA establishments, and where processing personal information of individuals in the EEA by an Accelerant establishment outside the EEA where the processing is related to the provision of our services and products within the EEA, or the monitoring of EEA individuals’ behavior in the EEA.
The EU GDPR has applied since May 2018, and imposes a number of obligations on controllers and processors and provides for rights for data subjects including, among others:
•accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing of their personal data;
•enhanced requirements for obtaining valid consent;
•obligations to consider data protection as any new products or services are developed and to limit the amount of personal information processed;
•obligations to comply with data protection rights of data subjects including a right of access to and rectification of personal information, obtain restriction of processing or to object to processing of personal information and a right to ask for a copy of personal information to be provided to a third-party in a usable format and erasing personal information in certain circumstances;
•obligations to implement technical and organizational security measures to safeguard personal information; and

•obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible).
In addition, the EU GDPR prohibits the international transfer of personal information from the EEA to a country outside the EEA that the European Commission does not recognize as having “adequate” data protection in place, unless a data transfer mechanism in accordance with the EU GDPR (such as SCCs) has been put in place, or unless a derogation can be relied upon under the EU GDPR.
In July 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (the “Adequacy Decision”) for EU-U.S. transfers of personal data for entities self-certified to the EU-U.S. Data Privacy Framework (“DPF”). Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the U.S. laws assessment.
The EU GDPR provides for fines for serious breaches of up to the higher of 4% of annual worldwide turnover or €20 million. The EU GDPR identifies a list of factors to consider when determining the level of fines to impose (including the nature, gravity, and duration of the infringement). Data subjects also have a right to compensation for financial or non-financial losses (e.g., distress). EEA Member State data protection authorities are responsible for enforcing the EU GDPR.
In addition to the EU GDPR, data privacy related to electronic communications (including, the use of cookies and the sending of direct marketing) is regulated in the EU by the EU ePrivacy Directive, as implemented into EU Member State national legislation. National competent authorities are responsible for enforcing the ePrivacy Directive as implemented into national law. Enforcement action, including maximum fines and other penalties, are also provided for in EEA Member State law.
Compliance with the EU GDPR and ePrivacy Directive may cause Accelerant to incur substantial operational and compliance costs and may otherwise impact business practices. Further, there is a risk that the compliance measures will not be implemented correctly or that individuals within the business will not be fully compliant with the new measures. The EEA Member State authorities are competent to independently interpret, apply, and enforce the EU GDPR and ePrivacy Directive, and despite any compliance measures implemented, it is not excluded that Accelerant may be faced with significant administrative, monetary, and other sanctions, civil or criminal action, as well as reputational damage which may have a material adverse effect on the operations, financial condition, and prospects of the business.
EEA Cybersecurity, AI and Digital Data Laws
Similar to the UK, EU cybersecurity requirements are at present mainly provided for in (i) the EU GDPR (which requires controllers and processors when processing personal information to implement appropriate technical and organizational measures to ensure a level of security appropriate to the data protection risk) and (ii) the EU Network and Information Systems Security 2 Directive (“NISD2”) as implemented into EU Member State legislation.
The EU GDPR does not provide for a specific set of cybersecurity requirements or measures to be implemented, but rather expects a controller/processor to take appropriate action in accordance with the then-current risk, the state of the art, the costs of implementation and the nature, scope, context and purposes of the processing. The EU GDPR however does explicitly require that controllers notify personal data breaches, as described above.
In January 2023, the revised EU Network and Information Systems Security 2 Directive (“NISD2”) entered into force and takes full effect following implementation into national EU Member State law (for which the deadline was set in October 2024). NISD2 imposes more stringent cybersecurity and incident reporting requirements on entities operating in so-called “essential” or “important” entities which include ICT managed service providers (“MSP”) and cloud service providers.
NISD2 empowers the EU Member States to define all rules regarding penalties applicable to infringements, provided that they are effective, proportionate, and dissuasive. Rather than establishing a maximum, NISD2 states that any maximum fine which national implementing legislation provides for should at least be set at €10 million or 2% of total worldwide turnover, whichever is higher, where essential entities are concerned. Other sanctions may include (i) a temporary suspension to provide services in the EU (by suspending relevant authorizations/ certifications), (ii) an order to make public certain elements of the infringement and/or inform customers, and (iii) injunctions to immediately cease infringing conduct. Importantly, NISD2 also provides that senior members of staff can be held personally liable, and they can be faced personally with administrative fines or be temporarily suspended from exercising managerial functions at the legal representative or chief executive officer level.
In addition, in the EEA a number of new laws and regulatory initiatives related to AI, digital data, and cybersecurity have recently entered into force, are subject to a phased application, or continue to be refined through secondary legislation, guidance or proposed reforms.

The EU Digital Operational Resilience Act (“DORA”) took effect in January 2025. DORA applies to Accelerant Insurance Europe SA and Accelerant Agency Limited, both in relation to their EEA insurance activities as well as in relation to their service offering of information and communication technology (“ICT”) services to other financial entities in the EEA such as insurance undertakings. DORA imposes regulatory obligations to reinforce the digital operational resilience of entities operating in the financial services industry, including the insurance industry, and to adequately manage and remediate the risk related to the engagement of ICT third-party service providers.
The obligations imposed by DORA on financial entities including insurance undertakings and certain insurance intermediaries include, among others, a governance and control framework to ensure effective and prudent management of ICT risk, measures to adequately protect ICT systems, to detect anomalous activities, and to ensure timely incident response and recovery, the establishment of an ICT incident management framework, and a framework to assess and address risk related to the engagement of ICT third-party service providers. DORA only imposes direct regulatory obligations on ICT third-party service providers that are considered “critical” within the meaning of DORA – which mainly relate to having in place measures to manage risk related to ICT security, such as to ensure data security and the physical security of premises, facilities and data centers, the implementation of ICT business continuity, incident response and recovery policies, and the prompt reporting of ICT incidents to financial entities. Non-critical ICT third-party service providers are only indirectly impacted by DORA, by virtue of the mandatory contractual terms that DORA requires financial entities to implement with ICT third-party service providers.
DORA does not provide for minimum or maximum monetary sanctions but empowers EEA Member State competent authorities to enforce DORA and determine the appropriate sanction – on the basis of the factors set out in DORA, including that the penalty must be, e.g., aligned with the gravity and duration of the infringement. Such a sanction could be of administrative or criminal nature, and DORA also provides that individual members of the management body can be held personally liable for any non-compliance with DORA.
On November 16, 2022, the EU Digital Services Act (“DSA”) entered into force and became fully applicable on February 17, 2024. The DSA applies, among others, to providers of intermediary services including online platform services. The DSA mainly imposes new content moderation obligations to online platform service providers in relation to the content that is generated, stored, and hosted by the platform’s users.
The DSA provides for administrative monetary fines of up to 6% of annual worldwide turnover and establishes a private right of action on the basis of infringements of the DSA. The DSA is enforced at the national EU Member State level.
The EU has developed a standalone law to govern the offering and use of AI systems in the EU (the “AI Act”) which entered into force in August 2024 and will gradually enter into application (and become enforceable) as set out below. The AI Act imposes regulatory requirements onto AI system providers, importers, distributors, product manufacturers and users (“deployers”) of AI systems, in accordance with the level of risk involved with the AI system (“unacceptable”, “high”, “limited”, and “minimal” risk). Unacceptable-risk AI systems are banned from being offered and used in the EU, and high-risk AI systems are subject to a set of regulatory requirements under the AI Act including to establish quality and post-marketing monitoring and risk assessment systems, requirements related to the training of AI systems and training data, and requirements related to human oversight. Limited-risk AI systems are subject mainly to transparency requirements only and minimal-risk AI systems are not subject to obligations under the AI Act. In the AI Act’s text, general-purpose AI models have also been made subject to a number of specific requirements – mostly akin to the requirements that apply to high-risk AI systems under the AI Act.
The AI Act is entering into effect in a gradual manner - depending on the regulatory requirement in question, and ranging from six to 36 months following entry into force of the AI Act (i.e., between February 2, 2025 to August 2, 2027). Non-compliance with the AI Act may be subject to regulatory fines of up to the higher of €35 million or 7% of annual worldwide turnover. In parallel, in December 2024, the EU Product Liability Directive, which regulates non-contractual and non-fault based liability for defective products, including digital products and AI, entered into force.
The EU GDPR, along with a number of the other EU laws mentioned above such as the EU AI Act and NISD2, may be amended moving forward by virtue of the proposed amendments set forth in the EU Digital Omnibus Package of November 19, 2025. Accelerant is monitoring these progress of the EU Digital Omnibus proposal and its potential impact on Accelerant’s business.
Canada Privacy and Data Protection Laws
In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) governs privacy matters at the federal level. It applies to federally regulated organizations and to commercial activities in all Canadian provinces in which there is no controlling provincial privacy law. Alberta, British Columbia, and Quebec have enacted their own private sector privacy laws, which apply to the processing activities undertaken by organizations operating within their respective jurisdictions.

PIPEDA and its provincial counterparts share similarities with the GDPR, particularly but not only, in terms of accountability obligations. However, unlike the GDPR, Canadian privacy laws are primarily consent-based, which means that processing of personal information can only proceed on the basis of consent (which can be express or implied), unless a statutory exception (from having to obtain consent) applies. PIPEDA and its provincial counterparts impose a number of obligations on accountable organizations (similar to the concept of “controller” under the GDPR) and service providers (similar to the concept of “processor” under the GDPR). These laws also confer certain rights on data subjects (individuals) similar to those provided for under the GDPR, such as the right to access and right to request correction of their personal information, though the scope of such rights is more limited than under the GDPR.
Cayman Islands Data Protection Laws
We have certain duties under the Data Protection Act (As Revised) of the Cayman Islands, (the “DPA”), based on internationally accepted principles of data privacy. The DPA establishes a data protection framework for the processing, storage and protection of personal data that shares several similarities with the UK and EU GDPR due to the Cayman Islands’ aim to align with global data protection standards and practices.
Privacy Notice
This privacy notice puts our shareholders on notice that through your investment into us you will provide us with certain personal information which constitutes personal data within the meaning of the DPA, or personal data.
Investor Data
We will collect, use, disclose, retain and secure personal data to the extent reasonably required only and within the parameters that could be reasonably expected during the normal course of business. We will only process, disclose, transfer or retain personal data to the extent legitimately required to conduct our activities of on an ongoing basis or to comply with legal and regulatory obligations to which we are subject. We will only transfer personal data in accordance with the requirements of the DPA, and will apply appropriate technical and organizational information security measures designed to protect against unauthorized or unlawful processing of the personal data and against the accidental loss, destruction or damage to the personal data.
In our use of this personal data, we will be characterized as a “data controller” for the purposes of the DPA, while our affiliates and service providers who may receive this personal data from us in the conduct of our activities may either act as our “data processors” for the purposes of the DPA or may process personal information for their own lawful purposes in connection with services provided to us.
We may also obtain personal data from other public sources. Personal data includes, without limitation, the following information relating to a shareholder and/or any individuals connected with a shareholder as an investor: name, residential address, email address, contact details, corporate contact information, signature, nationality, place of birth, date of birth, tax identification, credit history, correspondence records, passport number, bank account details, source of funds details and details relating to the shareholder’s investment activity.
Who this Affects
If you are a natural person, this will affect you directly. If you are a corporate investor (including, for these purposes, legal arrangements such as trusts or exempted limited partnerships) that provides us with personal data on individuals connected to you for any reason in relation your investment in us, this will be relevant for those individuals and you should transit the content of this Privacy Notice to such individuals or otherwise advise them of its content.
How We May Use a Shareholder’s Personal Data
We may, as the data controller, collect, store and use personal data for lawful purposes, including, in particular: (i) where this is necessary for the performance of our rights and obligations under any agreements; (ii) where this is necessary for compliance with a legal and regulatory obligation to which we are or may be subject (such as compliance with anti-money laundering and Foreign Account Tax Compliance Act and Common Reporting Standard requirements); and/or (iii) where this is necessary for the purposes of our legitimate interests and such interests are not overridden by your interests, fundamental rights or freedoms.
Should we wish to use personal data for other specific purposes (including, if applicable, any purpose that requires your consent), we will contact you.

Why We May Transfer Your Personal Data
In certain circumstances we may be legally obliged to share personal data and other information with respect to your shareholding with the relevant regulatory authorities such as the Cayman Islands Monetary Authority or the Tax Information Authority. They, in turn, may exchange this information with foreign authorities, including tax authorities.
We anticipate disclosing personal data to persons who provide services to us and their respective affiliates (which may include certain entities located outside the U.S., the Cayman Islands or the European Economic Area), who will process your personal data on our behalf.
The Data Protection Measures We Take
Any transfer of personal data by us or our duly authorized affiliates and/or delegates outside of the Cayman Islands shall be in accordance with the requirements of the DPA.
We and our duly authorized affiliates and/or delegates shall apply appropriate technical and organizational information security measures designed to protect against unauthorized or unlawful processing of personal data, and against accidental loss or destruction of, or damage to, personal data.
Available Information About Accelerant
Our website is https://www.accelerant.ai. We make available free of charge, through our Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the U.S. Securities and Exchange Commission (the "SEC").
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are also available on the SEC’s website at https://www.sec.gov.
The information contained on our website is not included as a part of, or incorporated by reference into, this filing.

Item 1A. Risk Factors
Our business faces many risks, and our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks or uncertainties, as well as by risks or uncertainties not currently known to us, or that we do not currently believe are material. The disclosure included herein reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Summary of Risk Factors
The following summarizes risks and uncertainties that could adversely affect our business, cash flows, financial condition and results of operations. You should read this summary together with the detailed description of each risk factor contained in this section. Such risks and uncertainties include, but are not limited to:
•Our Risk Exchange has a limited operating history, which makes it difficult to evaluate its prospects, potential for expansion to new Members and product offerings as well as the future prospects of our overall business, and unsuccessful expansion efforts may materially adversely affect our business, results of operations, financial condition and prospects;
•A decline in our financial strength rating may adversely affect the volume of business we can write;
•Certain Members may choose to leave our Risk Exchange after their contractual commitments have expired, which would adversely affect our results of operations and our ability to offer attractive risk opportunities to our Risk Capital Partners;
•If we are unable to continue enhancing our technology-based solutions at a pace that allows us to remain attractive to our Members, or continue to gain internal efficiencies and effective internal controls that promote the utility of the analytics we provide to Members, our operating results, relationships with our Members and growth could be adversely affected;
•If our Members do not provide the data they are contractually obligated to provide or the data provided by our Members is inaccurate or incomplete, our Risk Exchange and participating Risk Capital Partners may be unable to accurately price the risk transferred through our Risk Exchange;
•If our Members do not maintain consistency in the level of skill and expertise they demonstrate, or adhere to the underwriting guidelines of our Risk Exchange, our Members may experience higher loss ratios and our reputation and relationships with insurance carriers, reinsurers, other Members, other Risk Capital partners, and brokers could be harmed;
•We have expanded rapidly in recent years, and we may not be able to continue to attract Risk Capital Partners at the same rate or of the same quality to facilitate similar growth in the future continue maintaining a capital-efficient model;
•Our financial condition and results of operations could be materially adversely affected if we do not accurately assess the underwriting risk we retain;
•We may be unable to purchase third-party reinsurance in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and may not have sufficient third-party reinsurance coverage provided by risk capital partners accessing our Risk Exchange, in each case, and this potential inability may cause us to retain more risk than we expect or have forecast, which may materially and adversely affect our business, results of operations and financial condition;
•Severe weather events, climate change and other natural or man-made catastrophes could materially increase our losses and adversely affect our financial condition and results of operations;
•The performance of our investment portfolio is subject to interest rate, credit and market risks that could adversely affect our results of operations and financial condition;
•We have experienced rapid growth in recent years, and our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve, and if achieved, maintain, profitability;

•We are subject to economic and reputational harm if companies with which we do business (including our Members and our Risk Capital Partners) engage in negligent, grossly negligent, misleading or fraudulent behavior and damage to our reputation could have a material adverse effect on our business;
•If we are unable to leverage our information systems to enhance the information benefits available to our Members and Risk Capital Partners through our Risk Exchange, our results may be adversely affected;
•Our future success depends on our ability to continue to develop and implement technology, and to maintain the confidentiality of this technology;
•Prolonged or severe social or political unrest and broader geopolitical risks may create uncertainty and adversely affect our business, results of operations and financial condition;
•Our businesses are subject to governmental regulation, changes in which could reduce our profitability, limit our growth, or increase competition;
•As we continue to grow our Member base, we anticipate expanding into new geographies that could give rise to additional regulatory, risk and other issues, which may materially affect our business, results of operations, financial condition and prospects;
•Changes in tax laws or policy or interpretations of such laws could materially reduce our earnings, affect our operations, increase our tax liability and adversely affect our cash flows;
•While we were not a passive foreign investment company (“PFIC”) in 2025 and do not expect to be a PFIC in 2026 or in future years, U.S. persons who own our Class A common shares may be subject to adverse tax consequences if Accelerant is considered a PFIC for U.S. federal income tax purposes in any year in which they acquire or hold shares;
•The dual-class structure of our common shares and the concentration of voting control with our principal shareholder limits the ability of other shareholders to influence corporate matters; and
•As a newly public company, we are subject to extensive reporting and compliance obligations, and any failure to maintain effective internal control over financial reporting could adversely affect investor confidence and the market price of our Class A common shares.
Risks Related to Our Business and Industry
Risks Related to Our Risk Exchange and Our Members
Our Risk Exchange has a limited operating history, which makes it difficult to evaluate its prospects, potential for expansion to new Members and product offerings, as well as the future prospects of our overall business. Any expansion efforts that are unsuccessful may materially adversely affect our business, results of operations, financial condition and prospects.
Our business strategy is focused on the expansion of our Risk Exchange, which has a limited operating history. Our Risk Exchange is a new idea in the specialty insurance market, has been built with reality-developed applications, and our portfolio is currently focused on low-volatility, low-severity SME risks. We have limited experience in many aspects of its operation. Any aspect of our Risk Exchange model that does not achieve expected results, including our ability to sustain and adapt the technology underlying it and to continue to attract Members and Risk Capital Partners to it, may have a material and adverse impact on our financial condition and results of operations. It is therefore difficult to effectively assess our future prospects.
Our targeted market of users of our Risk Exchange may not be familiar with our platform and accordingly may have difficulty distinguishing the services and offerings available through our Risk Exchange from similar insurance services and offerings. Convincing current and future Members and Risk Capital Partners of the value of using our Risk Exchange will be critical to increasing the number of Members, and therefore the premiums written through the Risk Exchange and, correspondingly, the continued success and expansion of our business.
Given the lack of operating history of the Risk Exchange and the evolving nature of the markets in which our business operates, our business is subject to risks and challenges including our ability to, among other things:
•increase awareness of the capabilities of our Risk Exchange;
•manage the increased volume of business on our Risk Exchange and its future growth;
•maintain and evaluate the robustness of our Risk Exchange;
•increase the revenues generated from use of the platform’s services by Members;
•maintain and enhance its relationships with our business partners;

•compete with competitors who may develop alternatives for managing and marketing to Risk Capital Partners;
•improve the Risk Exchange’s operational efficiency; and
•attract, retain, and motivate talented employees to support the growth of the Risk Exchange.
The addition of any products to our portfolio that may result in a higher loss ratio may be less attractive for our Members and Risk Capital Partners, and may materially adversely affect our business, results of operations, financial condition and prospects.
While we have had success in the current offerings of our Risk Exchange, we may in the future prudently grow beyond the specialty insurance market, and any new products we offer may result in a higher loss ratio than our current specialty insurance market offerings. These new products may result in a higher loss ratio, which may be less attractive for our Members and Risk Capital Partners, and may materially adversely affect our business, results of operations, financial condition and prospects.
A decline in our financial strength rating may adversely affect the volume of business we can write.
Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best’s rating process also includes comparisons of an insurer to its peers and industry standards as well as assessments of operating plans, philosophy, and management. A.M. Best financial strength ratings range from “A++” (Superior) to “F” (the latter assigned to insurance companies that have been publicly placed in liquidation). As of December 31, 2025, A.M. Best has assigned Accelerant a group financial strength rating of “A-” (Excellent) with a stable outlook as an insurance holding company system. A.M. Best expects us to maintain the strongest level of risk-adjusted capitalization over the longer term, as measured by Best’s Capital Adequacy Ratio (“BCAR”), with capital supporting business growth. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and are not evaluations directed to investors and are not recommendations to buy, sell, or hold our Class A common shares or any other securities we may issue. A.M. Best periodically reviews our financial strength rating and may revise our rating downward at their discretion based primarily on its analyses of our balance sheet strength, operating performance, and business profile. There are specific building blocks A.M. Best reviews, including capital adequacy, operating performance, operating profile and enterprise risk management, as well as other factors that could affect their analyses such as:
•if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s rating;
•if unfavorable financial, regulatory or market trends affect us, including excess market capacity;
•if we have adverse loss development that is materially in excess of our recorded loss reserves;
•if we have unresolved issues with government regulators;
•if we are unable to retain our senior management or other key personnel;
•if our investment portfolio incurs significant losses or our liquidity is limited;
•if A.M. Best alters its methodology for evaluating reinsurance recoverables; or
•if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.
These and other factors could result in a downgrade of our financial strength rating. A downgrade or withdrawal of our rating could result in any of the following consequences, among others:
•causing our current and future distribution partners, Members, and insureds to choose other, more highly rated competitors;
•increasing the cost or reducing the availability of reinsurance to us; or
•severely limiting or preventing us from writing new and renewal insurance contracts.
In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate or increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. We can offer no assurance that our rating will remain at its current level and future reviews may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations.

Certain Members may choose to leave our Risk Exchange after their contractual commitments have expired, which would adversely affect our results of operations and our ability to offer attractive risk opportunities to our Risk Capital Partners.
Members enter into exclusivity agreements on a five-year rolling basis to remain on our Risk Exchange, which we typically renew annually. Members may choose to leave our Risk Exchange after the exclusivity period has ended. While we have found that the terms of the exclusivity period are currently favorable to facilitate faster, more profitable growth, market or other forces, including the deterioration of the pricing and economic terms that are offered to our Members, may cause Members to choose not to renew their contracts, or cause us to reduce the duration of time for which we may contractually bind our Members. Our success is largely dependent on our relationships with Members and Risk Capital Partners and on our reputation for providing high-quality services to both. Many of our Members and Risk Capital Partners are businesses that interact in industry groups or trade associations and actively share information among themselves about the quality of service they receive from their vendors, including at the Member events we host and on our Risk Exchange. Therefore, if any Member or risk capital partner is not satisfied with our services or products, it may negatively affect our relationships with multiple other Members or potential Members, which in turn may adversely affect our results of operations.
If we are unable to continue enhancing our technology-based solutions at a pace that allows us to remain attractive to our Members, or continue to gain internal efficiencies and effective internal controls that promote the utility of the analytics we provide to Members, our operating results, relationships with our Members and growth could be adversely affected.
Our future success depends, in significant part, on our ability to anticipate and effectively respond to the threats and opportunities presented by digital disruption, “big data,” data analytics, AI and other developments in technology, particularly in the insurance industry. These may include new applications or insurance-related services based on AI, machine learning, robotics, blockchain or new approaches to data mining. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants, or new entrants such as technology and “insurtech” companies, data-mining companies and others. For example, we have invested significantly into our Risk Exchange. Other companies may be developing platforms that may compete with our Risk Exchange, and their success in this space may adversely impact our ability to differentiate our services to our Members. Innovations in software, cloud computing, or other technologies that alter how our services are delivered could significantly undermine our investment in this business if we are slow to innovate or unable to take advantage of these developments.
We must also develop, enhance, and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, Member preferences, and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective, basis and our ideas and innovations may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. Investments in technology systems may not deliver the benefits or perform as expected once completed, or may become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more effective or cost-efficient technologies or other product offerings, we could experience a material adverse effect on our operating results, Member relationships and growth.
In some cases, we depend on key third-party vendors and partners to provide technology and other support for our strategic initiatives. If these third parties fail to perform their obligations or cease to work with us, or fail to protect our data, confidential and propriety information, our ability to execute on our strategic initiatives could be adversely affected. See “Risk Factors—Risks Related to our Technology and Intellectual Property—Loss of key vendor relationships or failure of a vendor to protect our data, confidential and proprietary information could affect our operations.”
The rapid development and implementation of artificial intelligence applications and technologies poses business, regulatory and safety risks to our business, results of operation, financial condition and prospects.
Recent and continuing developments in artificial intelligence and its implementation in business settings represents an increasing risk. From a business perspective, the rapid development of artificial intelligence increases the risk of competition and market disruption. It is possible that artificial intelligence creates risk profiles more quickly and reduces the cycle times for completing the purchase of an insurance policy. Smaller insurance carriers may grow rapidly with this enhanced technology. From a regulatory perspective, new laws or government policies may impede our ability to implement artificial intelligence technologies. Artificial intelligence may be used to make fraudulent claims or facilitate fraud in the claims cycle. Moreover, our use of artificial intelligence systems to automate, streamline processes and increase efficiency may increase the likelihood of system failures or errors in our processes.

If our Members do not provide the data they are contractually obligated to provide or the data provided by our Members is inaccurate or incomplete, our Risk Exchange and participating Risk Capital Partners may be unable to accurately price the risk transferred through our Risk Exchange.
Our Risk Exchange runs on data provided by our Members, which comes from disparate and complex data environments. Though we have developed technology to ingest and synthesize this data into a single, digestible data set, if the data our Risk Exchange captures is faulty or incomplete, the integrity of our Risk Exchange and its ability to analyze the data may be adversely affected. Additionally, although contractually obligated to do so, our Members may, in certain instances, be unable or unwilling to provide some or all of the data they are obligated to provide. Furthermore, as we gain new Members, there is no assurance that new Members will be able to provide data as accurately or promptly as those Members we have attracted to date. If the data we receive from our Members and Risk Capital Partners is inaccurate, incomplete or not timely, our current Members may choose to leave our Risk Exchange, our Risk Capital Partners may mis price risk leading to their dissatisfaction or departure, and our reputation may be harmed, which could materially and adversely affect our business, results of operations, financial condition, and prospects.
If our Members do not maintain consistency in the level of skill and expertise they demonstrate, or adhere to the underwriting guidelines of our Risk Exchange, our Members may experience higher loss ratios and our reputation and relationships with insurance carriers, reinsurers, other Members, other Risk Capital partners, and brokers could be harmed.
Our ability to attract Risk Capital Partners to our Risk Exchange is substantially dependent on our Members’ ability to effectively evaluate risks within the guidelines of our Risk Exchange. Our business depends, in part, on the accuracy and success of our Members’ underwriting models and their skill in implementing them. We evaluate prospective Members through a rigorous due diligence process before onboarding them to our Risk Exchange. However, if our Members do not perform with the expected level of skill, if any of the models or tools that they use contain programming or other errors or are ineffective, or if the data that we expect to be provided by Members or third parties is incorrect or stale, our pricing and approval process could be negatively affected, resulting in higher loss ratios and other adverse outcomes for those Members. This could damage our reputation and relationships with Risk Capital Partners, other Members, and potential future counterparties, which could harm our business, results of operations, financial condition, and prospects.
In addition, if any of our Members fail to comply with the underwriting guidelines of our Risk Exchange and the terms of their appointments, we and our Risk Capital Partners could be bound to a particular risk or number of risks that we did not anticipate when the insurance products were developed, and may be subject to litigation or other claims arising from any failures in compliance. Such actions or failure to act by our Members and resulting losses could adversely affect our business, results of operations, financial condition, and prospects.
We have generated net losses in the past and may incur losses in the future.
We incurred a net loss of $1.35 billion (although such net loss included a $1.38 billion expense related to a non-cash compensation charge for the value of profits interest award that were distributed to certain executives and employees which were offset by a capital contribution) and $64.1 million for the years ended December 31, 2025 and 2023, respectively. We generated net income $22.9 million for the 2024. We had an accumulated deficit of $1.54 billion as of December 31, 2025 (which was significantly influenced by the profits interest charge). We expect to make significant investments to further develop and expand our business. In particular, we expect in the foreseeable future to continue to expend substantial financial and other resources on the development of our technology and data analytics capabilities, growing the reach and capabilities of our existing Members, adding new Members to our Risk Exchange, expanding our product portfolio and expanding into new geographies. As a public company, we also incur significant legal, accounting and other expenses. Accordingly, we may not maintain profitability and we may incur significant losses in the future. Additionally, if we do not maintain profitability, we may need to raise additional capital to support new business and the aforementioned initiatives, and this may reduce our ability to grow as quickly, or to grow at all.
Our current market share and profitability may decrease as a result of disintermediation within the insurance industry, including increased competition from insurance companies, technology companies, and participants in the financial services industry, as well as the shift away from traditional insurance markets.
The insurance intermediary business is highly competitive, and we actively compete with numerous firms for new Members and Risk Capital Partners, many of which have relationships with other insurance companies or have a significant presence in specialty insurance markets that may give them an advantage over us. Other competitive concerns include the quality of our products and services, our pricing, our ability to expand our offerings and the entrance of technology companies into the insurance intermediary business. In addition, the financial services industry may experience further consolidation, and we therefore may encounter increased competition from insurance companies and firms in the financial services industry, as a growing number of larger financial institutions offer a wider variety of financial services, including insurance intermediary services.
Furthermore, there has been an increase in alternative insurance markets, such as self-insurance, captives, risk retention groups, parametric insurance, and non-insurance capital markets. While we compete in these segments on a fee-for-service basis, we cannot be certain that such alternative markets will provide the same level of insurance coverage or profitability as traditional insurance markets.
Our MGA incubator, Mission Underwriters, depends on our ability to identify and partner with specialty underwriting talent, and if we do not identify the correct partners to participate in the Mission platform, or if our competitors attract this underwriting talent instead, it could affect the returns on our equity ownership interests in these Mission entities and accordingly our business, results of operations, financial condition, prospects and reputation.
Mission Underwriters is our MGA incubator that seeks out talented teams of Mission Members and supports them with the tools and resources needed to form their own MGAs that are then jointly owned by us and the underwriters. Mission Underwriters depends on our ability to identify and partner with specialty underwriting talent. By doing so, we are able to directly capitalize on the industry trend of specialized underwriting talent leaving traditional insurance carriers to start their own independent underwriters. Our primary means of identifying such underwriters is our reliance on the Accelerant management team’s knowledge of the specialty insurance markets in which we operate. Such knowledge includes an awareness of high-quality underwriters in these markets. We supplement this market awareness with arrangements with a number of specialist recruiters that seek out underwriters that match our desired profile. Our ongoing recruitment efforts will continue to be important as we grow; we do not currently expect any of the associated recruitment costs to increase materially in the future, although there may be unanticipated factors or circumstances beyond our control that result in increased costs in this area. Mission Underwriters attracts specialty underwriters with its independence, turnkey back office, and equity incentivization combined with the overall Accelerant value proposition. In addition, although we carefully vet potential Mission Members through a rigorous due diligence process before they are onboarded, we may fail to properly identify those who will be able to and successfully operate as Mission Members. Choosing ineffective Mission Members may cause our Risk Capital Partners to reduce, or altogether cease, usage of our Risk Exchange and negatively impact the returns on our equity investments in our Mission Members.
Additionally, our competitors that operate with different business models may have more robust financial, technical, and marketing resources than we do, which may allow them to attract potential Mission Members to their businesses. If we do not identify potential Mission Members, or our competitors are able to attract them instead, it could affect our business, results of operations, financial condition, prospects, and reputation.
Our ability to add new Members to our Risk Exchange may slow over time, which would limit our growth and materially adversely affect our business, results of operations, financial condition, and prospects.
A substantial amount of our growth has been due to successfully adding new Members to our Risk Exchange. We carefully vet existing MGAs through a rigorous diligence process when selecting new Members. As we continue to add new Members, it may become harder to find high-quality MGAs that meet the requirements of our diligence process. It may also be harder to convey the appeal of our Risk Exchange to potential new Members. Any failure on our part to recognize or respond to these challenges may adversely affect our ability to add new Members to our Risk Exchange and may materially adversely affect our business, results of operations, financial condition, and prospects.
On average, it takes 14 weeks to onboard a Member to our Risk Exchange. However, there have been, and in the future, may be, instances in which a Member has not been able to successfully integrate into our Risk Exchange. We believe there is demand in other specialty insurance markets that would support the continued expansion of our Risk Exchange, but to the extent these markets are not driven primarily by MGA business, it may be more difficult to add new Members to our Risk Exchange. Additionally, to the extent we encounter difficulties in the Member onboarding process, Members may not be able to perform at the level we expect, and this may impair our relationships with these Members and with our Risk Capital Partners. If the ability for new Members to quickly join our Risk Exchange is impaired, they may no longer want to join, which may materially adversely affect our business, results of operations, financial condition and prospects.
Our holding of Member and Risk Capital Partner funds exposes us to complex fiduciary regulations and the potential for losses.
Premium generated from Members is centrally managed by our agencies. Consequently, at any given time, we may hold certain funds of our Members and Risk Capital Partners, which subjects us to various regulatory regimes governing the holding and management of these funds, including under the purview of the Financial Services Authority and the Federal Deposit Insurance Corporation (“FDIC”). These entities face the risk of loss if banks do not honor our escrow and trust deposits. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, our Members and Risk Capital Partners could seek to hold us responsible for such amounts and, if the Members or Risk Capital Partners prevailed in their claims, we could be subject to significant losses.
If new regulations are enacted that affect the ability of our Members to operate, it could materially adversely affect our business, results of operations, financial condition and prospects.
Our operations, and our Members in particular, are subject to extensive laws and regulations in the jurisdictions in which we all operate, including in relation to changing capital requirements. Legislators, regulators, and self-regulatory organizations have in the past, and may in the future, consider various proposals that may affect the ability of our Members to underwrite claims, and new laws and regulations may affect or significantly limit their ability to do so. It is uncertain whether and how these and other such proposals or changes in legislation or regulation would apply to our Members, but to the extent they affect the ability of our Members to operate, this could materially adversely affect our business, results of operations, financial condition and prospects.
Risks Related to Our Risk Capital Partners
We have expanded rapidly in recent years, and we may not be able to continue to attract Risk Capital Partners at the same rate or of the same quality to facilitate similar growth in the future or continue maintaining a capital-efficient model.
Since 2020, we have grown the number of Risk Capital Partners operating on our Risk Exchange from 28 to 95 as of December 31, 2025. Our Risk Capital Partners generally each hold an “A-” or better A.M. Best rating or are acting on a fully collateralized basis. There is no assurance that we will continue to add Risk Capital Partners to our Risk Exchange at the same rate we have historically, or that prospective Risk Capital Partners will be of the same level of quality as those we have attracted to date. Lower quality Risk Capital Partners may subject us to additional counterparty risk, such as through engaging in sub-standard, non-market or even fraudulent practices or through increased likelihood of default. This may translate to reduced underwriting capacity or quality and reliability of the capital available to our Members, which would result in a material adverse effect on our business, results of operations, financial condition and prospects.
Our business model contemplates adding additional Risk Capital Partners to the Risk Exchange to reinsure the growing volume of premiums in the Risk Exchange portfolio, while also increasing the proportion of premiums written directly and retained by primary insurance companies on the Risk Exchange. If we are unable to grow the volume of premiums written directly and retained by primary insurance companies on our Risk Exchange and the proportion of premiums written by Accelerant-owned insurance companies does not decrease, we will need to rely more heavily on the Risk Capital Partners currently on our Risk Exchange and potentially hold more regulatory capital at Accelerant Underwriting. Additionally, if we were to lose one of our existing Risk Capital Partners, an increase in Accelerant GWP could lead to a concentration of counterparties that could materially adversely affect our business, results of operations, financial condition and prospects.
We may not be able to continue to attract institutional investors to Flywheel Re, or those investors may insist in the future on terms that are less economically attractive to us.
Flywheel Re is an unconsolidated reinsurance sidecar entity that we formed in 2022. The Flywheel Re reinsurance treaty has been extended and upsized through additional capital from new and existing institutional investors, with the most recent upsizing in March 2026 to support business assumed by Flywheel Re over a multi-year risk period scheduled to end in 2028. While Accelerant holds no equity interest in Flywheel Re and does not exercise control over Flywheel Re, approximately 25% of our risk capital was sourced from Flywheel Re as of December 31, 2025, creating more predictability and stability in capacity availability, enabling institutional investors to access risk through our Risk Exchange. If we are unable to continue developing unique risk transfer solutions like Flywheel Re, our ability to retain existing and attract new institutional investors and reinsure risks to them could be adversely affected. To the extent we are unable to attract new Risk Capital Partners in the form of institutional investors, we may not be able to find new capital commitments to provide necessary risk capital. In the future, we may be unable to continue to attract additional institutional investors to contribute capital to Flywheel Re or institutional investors who contribute capital to Flywheel Re may insist on terms that are less economically attractive to us. Our business may be harmed if additional institutional investors are not attracted to Flywheel Re or if there is a dependence upon a limited number of institutional investors.
Certain Risk Capital Partners may look to directly interact with our Members outside of the arrangements dictated by our Risk Exchange or pursue other disintermediation strategies, including leaving our Risk Exchange entirely, which could materially adversely affect our business, results of operations, financial condition and prospects.
Historically, all of the insurance risk underwritten by Members was written by Accelerant-owned insurance companies licensed to insure business written by each Member, and was concurrently ceded through quota share arrangements to Risk

Capital Partners. Since 2023, we have expanded our third-party participation (including direct third-party participation) in our Risk Exchange to 30% of Exchange Written Premium for the year ended December 31, 2025, which has increased interaction between our Members and Risk Capital Partners. Our agreements with Members prohibit them from entering into similar contracts without our prior consent, require Members to cede all insurance business of a type that is permitted to be written, and requires our Members to allow us to quote competitive terms for any new proposed binding authority before inviting any other insurer to do so. However, if certain Risk Capital Partners choose to interact directly with our Members outside our Risk Exchange or pursue other disintermediation strategies, it could materially adversely affect our business, results of operations, financial condition, and prospects.
Our business, and therefore our financial condition and results of operations, may be adversely affected by a reduction in insurer and reinsurer capacity.
Our results of operations depend on the continued capacity of insurance and reinsurance carriers to adequately and appropriately underwrite risk and provide coverage, which may depend, in turn, on those insurance and/or reinsurance companies’ ability to procure reinsurance. Capacity could also be reduced by insurance or reinsurance companies failing or withdrawing from writing certain coverages that are ultimately offered to policyholders. We have no control over these matters. To the extent that reinsurance becomes less widely available or significantly more expensive, we may not be able to procure the amount or types of reinsurance that we require and the coverage our Members underwrite for policyholders may be too expensive or more limited than is acceptable.
The failure of Risk Capital Partners to pay claims in an accurate and timely fashion could materially and adversely affect our business, results of operations, financial condition and prospects.
Risk Capital Partners on our Risk Exchange must evaluate and pay claims that are made under bound policies in an accurate and timely fashion. Many factors affect their ability to pay claims in an accurate and timely fashion, including the training and experience of claims representatives, the effectiveness of their management, and their ability to develop or select and implement appropriate procedures and systems to support claims administration and other functions. Failure to pay claims in an accurate and timely fashion could lead to regulatory and administrative actions or material litigation, which could harm our Members and also undermine our reputation in the marketplace, and accordingly, materially and adversely affect our business, results of operations, financial condition, and prospects.
We may lose Risk Capital Partners as a result of consolidation within the insurance and reinsurance industries.
We have historically relied on reinsurance arrangements for a significant amount of our risk capital. There has been considerable consolidation in the reinsurance industry in recent years, driven primarily by smaller reinsurers lacking the scale and diversification to succeed in the current market. We expect this trend to continue. As a result, we may lose some of our current counterparties that are ultimately acquired by other firms who have their own operations or established relationships with other platforms. To date, our business has not been materially affected by consolidation among insurers or reinsurers, however, we cannot assure you that we will not be affected by industry consolidation that may occur in the future. Such consolidation could materially adversely affect our business, results of operations or financial condition.
Changes in reinsurance regulation could limit the availability of risk capital in the future.
The reinsurance business in which many of our Risk Capital Partners are engaged is highly regulated. The extent of regulation varies across the jurisdictions in which we and our Members operate, but generally is governed by laws that delegate regulatory, supervisory and administrative authority to insurance departments and similar regulatory agencies. Legislators, regulators and self-regulatory organizations have in the past, and may in the future, consider various proposals that may affect the ability of our Risk Capital Partners to participate on our Risk Exchange and of our reinsurers, such as Flywheel Re, to access premium written or reinsured by us on the Risk Exchange platform. Any negative changes in these laws or regulations could materially adversely affect our business, results of operations or financial condition. Many jurisdictions require foreign or unregistered reinsurers to post collateral or security for their reinsurance obligations. The ability for Accelerant entities primarily engaged in reinsurance business to write reinsurance may be limited if they cannot arrange for sufficient security or collateral to support their reinsurance obligations.
U.S.-based activities of our Members or ceding companies on the Risk Exchange may be attributed to a non-U.S. Risk Capital Partner for tax purposes in certain circumstances, and our ability to grow the Risk Exchange may be limited as a result.
U.S.-based activities of our Members or ceding companies on the Risk Exchange could, in certain circumstances, be attributed to a non-U.S. Risk Capital Partner and cause it to be subject to U.S. federal income tax. This would not be the case, however, with respect to U.S.-based activities of a Member or ceding company that is considered an independent agent of a non-U.S. Risk Capital Partner eligible for benefits under a U.S. income tax treaty. Therefore, prospective non-U.S., non-treaty eligible Risk Capital Partners may be unwilling to participate in the Risk Exchange, may require U.S. ceding companies to retain some portion of the risk that is reinsured, or may otherwise seek assurances the activities of such ceding companies will not be attributed to them for these purposes. The foregoing tax considerations may limit the pool of prospective Risk Capital Partners and our ability to grow the Risk Exchange may be limited as a result. In addition, risk retention by ceding companies on the Risk Exchange may be in tension with our capital-efficient business model.
Risks Related to Underwriting Activities
Our financial condition and results of operations could be materially adversely affected if we do not accurately assess the underwriting risk we retain and establish adequate premium rates. Decreases in pricing for property and casualty insurance may reduce our net income.
Our underwriting performance in respect of the policies underwritten by our Members and retained by our own insurance and reinsurance companies, either directly or assumed from Risk Exchange Insurers, is dependent on our ability to accurately assess the risks associated with these policies. We rely on the experience of our Members’ underwriting personnel in assessing those risks. In addition, our Members’ employees make decisions and choices in the ordinary course of our underwriting activities that potentially expose us to underwriting risk. If our Members misunderstand the nature or extent of the risks that they underwrite, they may fail to establish appropriate premium rates or other pricing elements, which could adversely affect our business, results of operations and financial condition.
We may be unable to purchase third-party reinsurance in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and may not have sufficient third-party reinsurance coverage provided by Risk Capital Partners accessing our Risk Exchange, in each case, and this potential inability may cause us to retain more risk than we expect or have forecasted, which may materially and adversely affect our business, results of operations and financial condition.
We strategically secure reinsurance from third parties, which enhances our business by protecting our capital from severity events (either large single-event losses or catastrophes). Reinsurance involves transferring, or ceding, a portion of our risk exposure on policies that we write to another reinsurer, in exchange for a premium paid to the reinsurer. We reinsured 89%, 91% and 89% of Accelerant GWP for years ended December 31, 2025, 2024 and 2023, respectively. Under our reinsurance arrangements, we hold $69.5 million in trust to support reinsurance recoverables as of December 31, 2025. The collateral is all in fixed income securities allowed under Section 114 trusts under the model laws of the NAIC. Relatedly, we have entered into reinsurance agreements with our Risk Exchange Insurers consisting of either stop-loss or quota share reinsurance. When we reinsure this business, we place the majority of it with third-party reinsurers or institutional investors. If we are unable to renew our expiring contracts, enter into new reinsurance arrangements on acceptable terms, or expand our existing reinsurance coverage where necessary, our loss exposure could increase, which would increase our potential losses related to loss events. If we are unwilling to bear an increase in loss exposure, we may need to reduce the level of our underwriting commitments, both of which could materially and adversely affect our business, results of operations and financial condition.
There may be situations in which reinsurers exclude certain coverages from, or alter terms in, the reinsurance contracts we enter with them. As a result, we, like other insurance companies, could write insurance policies which, to some extent, do not have the benefit of reinsurance protection. These gaps in reinsurance protection could expose us to greater risk and greater potential losses.
Unexpected changes in the interpretation of the coverage or provisions of the policies we underwrite, including loss limitations and exclusions, could have a material adverse effect on our business, results of operations and financial condition.
There can be no assurances that loss limitations or exclusions in our policies will be enforceable in the manner we intend. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, many of our policies limit the period during which a policyholder may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our policyholders, and other policies now contain a COVID-19 specific exclusion. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion, or legislation could be enacted that modifies or bars the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses (“LAE”), which could have a material adverse effect on our financial condition or results of operations, or the results of operations of our Risk Capital Partners. In addition, court decisions may read policy exclusions narrowly to expand coverage, thereby requiring insurers to create and write new exclusions.
These issues may adversely affect our business by either broadening coverage beyond our Members’ underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until after Accelerant-owned insurance companies or our Risk Capital Partners have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under these insurance contracts may not be known for many years after a contract is issued.
The movement in our individual Member commission structures could materially affect the commissions retained on written premiums.
Our individual Member commission structures typically allow our Members to receive a higher commission if the quality of their business underwritten through our Risk Exchange is high and a lower commission if the quality is low. Additionally, our typical reinsurance contracts may have us owing commission back to our reinsurers if the actual loss ratio of the covered contracts is higher than our expected loss ratio or vice versa. The movements on these two variables could have a material adverse effect on our business, results of operations, and financial condition. There is a scenario in which we could owe more commission to Members and receive less from reinsurers.
The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition and results of operations.
As part of our overall risk strategy, we purchase excess of loss protection from third-party reinsurers to mitigate the impact of a significant loss event(s) beyond those that we reasonably anticipate at the time of underwriting. Market conditions beyond our control, including the price and availability of capacity, may affect the amount of excess of loss protection we are able to purchase. While we maintain coverage with an excess of loss program, if the frequency and severity of global catastrophes and significant loss events increases, such coverage may be insufficient to cover our losses. If we are not able to effectively mitigate our loss limitation exposure, in the event of such losses, our business, results of operations and financial condition could be materially affected.
Our losses and loss expense reserves may be inadequate to cover our actual losses, which could have a material adverse effect on our business, results of operations and financial condition.
Our success depends on our ability to accurately assess the risks related to the businesses and people that our insurance carrier subsidiaries insure. We establish losses and LAE reserves for the best estimate of the ultimate payment of all claims that have been incurred, or could be incurred in the future, and the related costs of adjusting those claims, as of the date of our financial statements. As of December 31, 2025, our reserve for unpaid losses and LAE was $2.01 billion. Loss reserves are inherently uncertain as they represent management’s estimates of losses that will not become known until claims settlements in the future, and therefore do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost us, and our ultimate liability may be greater or less than our estimate.
As part of the reserving process, we review historical data and consider the impact of such factors as:
•claims inflation, which is the sustained increase in cost of materials, labor, medical services and other components of claims cost;
•claims development patterns by line of business, as well as frequency and severity trends;
•pricing for our products;
•legislative and regulatory activity;
•social and economic patterns; and
•litigation, judicial and regulatory trends.
These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our loss reserves using new information on reported claims and a variety of statistical techniques and modeling simulations. This process assumes that past experience (adjusted for the effects of current developments, anticipated trends, and current and anticipated market conditions) is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of loss reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our reserves:
•When a claim is received, it may take considerable time to fully assess the extent of the covered loss suffered by the insured. Consequently, estimates of loss associated with specified claims can increase as new information emerges over time, which could cause the reserves for the claim to become inadequate.
•From time to time, courts enforce new theories of liability retroactively. The failure of any of the loss limitations or exclusions we employ, or changes in other claims or coverage issues, could have a material adverse effect on our business, results of operations, financial condition and prospects.

•Volatility in the financial markets, economic events and other external factors may result in an increase in the number of claims and/or severity of the claims reported.
•If claims were to become more frequent, even if we had no liability for those claims, the cost of evaluating such claims could escalate beyond the amount of the loss adjustment expense reserves we have established. As we enter new lines of business, or as a result of new theories of claims, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated.
Inflation has an adverse impact on the cost of insured losses and expected future insured losses. Though we attempt to increase premium rates to reflect the impact of inflation on expected losses, we may not be able to do so and there can be no assurances that any such premium rate increases will be adequate to offset the impact of inflation on our financial performance.
If any of our reserves should prove to be inadequate, we will be required to increase our reserves resulting in a reduction in our net income and shareholders’ equity in the period in which the deficiency is identified. Elevated inflationary conditions could, among other things, cause loss costs and thus reserves to increase in magnitude. Future loss experience substantially in excess of established reserves could also have a material adverse effect on our future earnings, liquidity, and/or our financial ratings.
Our reinsurers may not reimburse us for claims on a timely basis, or at all, which may materially and adversely affect our business, results of operations and financial condition.
The reinsurance contracts that we enter into to help manage our risks require us to pay premiums to the reinsurance carriers who will in turn reimburse us for a portion of covered policy claims. In many cases, a reinsurer will be called upon to reimburse us for policy claims many years after we have paid reinsurance premiums to the reinsurer. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our financial risk. However, our reinsurers may not pay claims we incur on a timely basis, or they may not pay some or any of these claims. For example, reinsurers may default in their financial obligations to us in the event of insolvency, insufficient liquidity, operational failure, political and/or regulatory prohibitions, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time-consuming, costly, and uncertain of success. These risks could cause us to incur increased net losses, and, therefore, adversely affect our business, results of operations, and financial condition. As of December 31, 2025, we had $2.28 billion of aggregate reinsurance recoverables.
In July 2023, we became aware that one of our reinsurance partners may have been the victim of a fraudulent scheme related to falsified letters of credit (which were used as collateral in our reinsurance agreements with such reinsurance partner). Thereafter, we confirmed that the letters of credit provided on behalf of such reinsurance partner were fraudulent. As a result, we determined that $23 million of reinsurance recoverables were not effectively collateralized. We immediately demanded that the affected reinsurance partner provide valid replacement collateral to support the impacted reinsurance coverage. During this time, we engaged with regulators of our impacted U.S. insurance companies, notably the Department of Insurance of Arkansas for ASIC, and then subsequently filed the relevant quarterly statutory financial statements and did not admit the reinsurance recoverables subject to the falsified letters of credit. Accordingly, the surplus of ASIC dropped below the minimum surplus requirements for certain states. In August 2023, ASIC filed its third quarter financial statements, which reflected the reduction of ASIC’s statutory capital. ASIC members and brokers were notified of the fact that ASIC statutory capital had fallen below the $45 million statutory requirement mandated by the state of California. By September 2023, surplus lines brokers were able to place insurance coverage with ASIC once we replaced the reinsurer and the collateral. While we do not believe these circumstances had a material adverse impact on our business, to the extent any of our reinsurance partners are subject to similar circumstances in the future, we may suffer a material adverse effect on our business, financial condition, results of operations and prospects.
While as of December 31, 2025 we believe we no longer carry any exposure to the fraudulent instruments, there can be no assurance that we would not experience a similar result in the future. We have evaluated our internal due diligence processes related to verification of the validity of all reinsurance letters of credit and made improvements to enable us to identify and prevent the use of such fraudulent instruments in our reinsurance transactions more effectively. However, if our due diligence process improvements are not adequate to identify and prevent possible future fraudulent schemes of this nature, we could become a victim of such fraud, thereby increasing our financial risk and negatively impacting our profitability or regulatory compliance. In addition, future incidents of this nature could have a negative impact on the reinsurance industry as a whole and possibly constrain the availability of reinsurance coverage.

Severe weather conditions, including the effects of climate change and catastrophes, as well as man-made events, such as terrorism, may adversely affect our business, results of operations and financial condition.
The ability to effectively underwrite, model and price risk becomes more challenging as exposure to the risk of severe weather conditions, earthquakes and man-made catastrophes becomes more prominent in the insurance industry. Catastrophes can be caused by natural events such as severe winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, or man-made events such as terrorist attacks, explosions, war and riots.
Climate change has contributed to an increase in the frequency and severity of natural disasters and the creation of uncertainty as to future trends and exposures. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. As such, climate change presents significant financial implications for our Members in areas such as underwriting, claims and investments, as well as risk capacity, financial reserving and operations. We are also subject to losses occurring as a result of man-made events, including acts of terrorism, military actions, civil unrest, cyber event, explosions, destruction of infrastructure and biological, chemical or radiological events.
The occurrence of any severe weather event or man-made catastrophic event could materially adversely affect our business, results of operations, and financial condition. Additionally, any increased frequency and severity of any such event could have a material adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses resulting from such catastrophe events. The concentrations of exposure that produce the largest modeled losses to our portfolio are hurricane and other weather events along the Atlantic seaboard, wildfire prone areas in California or other states, U.S. severe convective storms, UK wind and flood, and European wind and flood, among others. For the 2025 treaty year, our U.S. property catastrophe excess of loss retention is expected to be $40 million up to a modeled 1-in-240 year gross loss occurrence. Our EEA/UK property catastrophe excess of loss retention is expected to be $48 million up to a modeled 1-in-170 year gross loss occurrence.
In addition, lawmakers and regulators have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks and efforts undertaken in response thereto. Additional actions by governments, regulators and international standard setters could result in substantial additional regulation to which we and our Members may be subject. It is also possible that the laws and regulations adopted in these jurisdictions regarding climate change-related risks will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions in which we operate.
The possibility of such legal changes is part of the more general transition risk that climate change entails. Transition risk is the risk inherent in the transition to a low-carbon and more climate-resilient economy. It involves not only the aforementioned legal and government policy changes, but also developments in technology and the financial markets. For instance, several large institutional investors have shifted away from certain sectors. Such changes could adversely affect our business, results of operations, financial condition and prospects.
In addition, severe weather and other effects of climate change result in more frequent and more severe damages, leading to lawsuits, more aggressive attorney involvement in insurance claims, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, all of which create the potential for a large rise in the total number of claims brought against us. More severe damages and a rise in the type and severity of claims could adversely affect our business, results of operations, financial condition and prospects.
General Risks
We have experienced rapid growth in recent years, and our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve, and if achieved, maintain, profitability.
We have experienced significant revenue growth in recent years. Our total revenues grew 51% in 2025 from $603 million in 2024 to $913 million in 2025, and 75% in 2024 from $344 million in 2023. As we continue to scale our business, our annual growth rate is likely to moderate. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
•price our products effectively so that we are able to attract and retain Members without compromising our profitability;
•attract new Members and Mission Members, successfully deploy and implement our products, obtain Member renewals, and provide our Members with excellent support and tailored services;
•attract and retain talented Member managers, executives and other employees;

•attract and retain Risk Capital Partners;
•enhance our information, training and communication systems to ensure that our employees are well coordinated and can effectively communicate with Members and each other;
•improve our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results;
•successfully create new distribution channels;
•successfully introduce new products and enhance existing products;
•successfully introduce our products to new markets inside and outside the United States;
•successfully compete against larger companies and new market entrants; and
•increase awareness of our brand.
We may not successfully accomplish any of these objectives and as a result, it is difficult for us to forecast our future results of operations. Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent years or decline for any number of reasons, including those outlined above. We also expect our operating expenses to increase in future periods, particularly as we continue to operate as a public company, continue to invest in research, development and technology infrastructure and expand our operations internationally. If our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations and financial position will be harmed, and we may not be able to achieve or maintain profitability. In addition, the additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability.
As we expand our business, it is important that we continue to maintain a high level of service to our Members and Risk Capital Partners and maintain Member and Risk Capital Partners satisfaction. If we are not able to continue to provide high levels of service to our Members and Risk Capital Partners, our reputation, as well as our business, results of operations and financial condition could be adversely affected.
We are subject to economic and reputational harm if companies with which we do business (including our Members and our Risk Capital Partners) engage in negligent, grossly negligent, misleading or fraudulent behavior and damage to our reputation could have a material adverse effect on our business.
In operating our Risk Exchange, we rely on our Members and Risk Capital Partners to provide their contractually obligated services and accurate data. If one or more of these constituencies, whether negligently or intentionally, fails to provide the services it has offered, capital as agreed, mishandles or misappropriates funds, or otherwise fails to properly provide products and services as expected, we face potential liability for damages and reputational harm. In addition, the failure of our Members or other intermediaries to satisfy their contractual obligations could expose us to third-party risk.
Our ability to attract and retain Members, Risk Capital Partners, employees and investors is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters could erode trust and confidence and damage our reputation among existing and potential Members, capital providers and other constituencies, which, in turn, could make it difficult for us to maintain existing Members and attract new ones. Damage to our reputation due to a failure to proactively communicate to stakeholders on changes in strategy and business plans could further affect the confidence of our Members, Risk Capital Partners, regulators, creditors, investors and other parties that are important to our business, having a material adverse effect on our business, ability to raise capital, financial condition, and results of operations.
Our business may face significant competitive pressures in the future.
MGA activity, binding authority, underwriting management and other intermediary and underwriting and claims administration specialties are highly competitive. We believe that our ability to compete is dependent on the quality of our people, service, product features, price, commission structure, financial strength and the ability to access certain specialty insurance markets. We compete with a large number of national, regional and local organizations in the insurance industry. New or increased competition from these organizations or other entities that emerge, or regulatory or other industry developments, could harm our business, results of operations, financial condition and prospects.
We rely on third parties to perform key functions of our business operations enabling our provision of services to our Members and Risk Capital Partners. These third parties may act in ways that could harm our business.
We rely on third parties, including Pro Global and in some cases subcontractors, to provide services, data and information such as technology, information security, funds transfers, data processing, support functions and administration that are critical to the operations of our business. These third-party service providers include data providers, plan trustees, payroll service providers, benefits administrators, software and system vendors, health plan providers, and providers of human resources, among others. Some of these third parties help us collect, process, transmit and store large quantities of personal financial information and other confidential and sensitive data about our customers, which must be protected by our information technology systems. Pro Global provides basic operational support for pre-processing of bordereaux files as part of our core business processes. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions or inactions may adversely impact us, and replacing these service providers could create significant delay and expense. Additionally, information technology systems are potentially vulnerable to damage, breakdown or interruption from a variety of sources, including but not limited to: cyberattacks, ransomware, malware, security breaches, sophisticated social engineering, denial-of-service attacks, theft or misuse, unauthorized access or improper actions by insiders or employees, sophisticated nation-state and nation-state-supported actors, natural disasters, terrorism, war, telecommunication, and electrical failures or other compromise. A failure by third parties to comply with service-level agreements or regulatory or legal requirements in a high-quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, we face risks as we transition from in-house functions to third-party support functions and providers that there may be disruptions in service or other unintended results that may adversely affect our business operations. These third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential Member, employee or company information, could cause harm to our business and reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, cybersecurity incidents, capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from Members or employees, damage to our reputation, and harm to our business.
Additionally, while we select our Members and third-party vendors carefully, cyberattacks and security breaches at a Member or vendor could adversely affect our ability to deliver products and services to our Members and otherwise conduct our business put our systems at risk. The types of incidents affecting us, our Members or our third-party vendors could result in intellectual property or other confidential information being lost, stolen, or otherwise compromised, including Member, employee or company data and we may not be able to (timely) detect incidents in our information technology systems or assess the severity or impact of a breach in a timely manner. We may also have insufficient recourse against third parties and may be required to expend substantial resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales and operating results, or result in additional legal liability including regulatory sanctions. We believe we are not reliant on any third-party vendors from owned or affiliated entities.
There is ongoing litigation relating to COVID-19 being brought against participants in the insurance industry, and as we approach the end of statutory defined periods in which claims can be brought, our potential loss exposure becomes more clear, yet may result in significant losses.
As certainty around the COVID-19 pandemic increases, there has been no material change to our assessment of the risk of losses over the last 12 months and litigation has slowed. For claims based on a March 2020 occurrence, most of the statutory limitations expire by April 2026 (based on a six year limitation from the onset of the initial pandemic events), resulting in many previous notifications being statute barred and no further claims from that first occurrence able to be made after that date. The limitation for notifications based on occurrences later into 2020 or early 2021 are expected to have limitation periods that run later into 2026 or early 2027 at which time new claims pertaining to these occurrences will also be statute barred. Actively litigated cases continue to be dealt with in tranches with the policyholders’ legal representatives, and negotiations are taking place well within current reserve parameters.
Business interruption insurance is the primary loss covered by the products issued by our Members. While we began to include COVID-19 specific exclusions in the business interruption policies written by Accelerant Underwriting after the onset of the pandemic, there was uncertainty in our potential exposure for certain business interruption insurance policies written prior to the COVID-19 pandemic. One of our Members extended coverage on business interruption policies for a carry-over period prior to adding a COVID-19 specific exclusion. Such policies were reinsured by one of our Risk Capital Partners. Currently, language similar to the language included in this Member’s policies is being considered by the UK courts and findings are interpreted by the market. If the UK courts were to apply a broader or different interpretation to the language of the business interruption policies than we have previously applied, any liability we have under claims asserted with respect to this Member’s policies could result in significant losses, thereby materially and adversely affecting our business, results of operations, financial condition and prospects.
During the period commencing in December 2018 to March 2020, the Company issued 35,683 policies with attaching business interruption coverage, which were generally limited to £50 thousand ($63 thousand) per policy. Total coverage limits for the underlying policies were £1.78 billion ($2.22 billion) as of December 31, 2025. As of December 31, 2025, the Company received 3,443 notifications of claims, and paid or reserved approximately €20.38 million ($23.93 million) in respect of such claims. Our policy and coverage limits and notifications of claims reserve are generally presented in British pound sterling or Euros, and our consolidated financial statements are presented in United States dollars. We translate our policy and coverage limits and notifications of claims reserves into United States dollars based on the exchange rate as of December 31, 2025. This amount represents a combination of claims paid, legal fees and the Company’s outstanding indemnity reserves for valid claims reported to date. Losses incurred would be subject to third-party (re)insurance, whereby our net exposure would be expected to be less than 10% of the total.
Pandemics or other outbreaks of contagious diseases and the measures to mitigate their spread could materially adversely affect our business, results of operation and financial condition and those of our Members and Risk Capital Partners.
The global outbreak of the COVID-19 pandemic and measures to mitigate the spread of COVID-19 caused unprecedented disruptions to the global and U.S. economies and significantly impacted the global supply chain. Future pandemics and other outbreaks of contagious diseases could result in similar or worse impacts and significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. If significant portions of our workforce are unable to work effectively, including because of illness or quarantines or from the impacts of any potential future pandemics and other outbreaks of contagious diseases, our business could be materially adversely affected. It is possible that future pandemics and other outbreaks of contagious diseases could cause disruption in Members’ businesses; cause delay or limit the ability of Members to perform, including in making timely payments. Future pandemics and other outbreaks of contagious diseases could impact capital markets, which may impact our, our Members’ and/or our Risk Capital Partners’ financial position. Future pandemics and other outbreaks of contagious diseases may also have the effect of exacerbating several of the other risks we face as discussed in this disclosure.
Our international operations expose us to various international risks, including exchange rate fluctuations, that could adversely affect our business.
Our operations are conducted in numerous geographies including the United States, United Kingdom, Europe, Canada and Australia. Accordingly, we are subject to regulatory, legal, economic and market risks associated with operating in foreign countries, including the potential for:
•adverse effects of currency fluctuations;
•disparate tax regimes;
•unexpected wage inflation or job turnover and legal and compliance costs and risks;
•extensive and conflicting regulations in the countries in which we do business;
•penalties resulting from noncompliance with sanctions, bribery and anti-money laundering regulations;
•imposition of investment requirements or other restrictions by foreign governments;
•longer payment cycles;
•greater difficulties in collecting accounts receivable;
•insufficient demand for our services in foreign jurisdictions;
•our ability to execute effective and efficient cross-border sourcing of services on behalf of our Members;
•actions effecting the flow of services and currency;
•the reliance on or use of third parties to perform services on our behalf; and
•restrictions on the import and export of technologies and trade barriers.
Approximately 44% and 34% of our revenues for years ended December 31, 2025 and 2024, respectively, were generated outside of North America. We are exposed to currency risk from the potential changes between the exchange rates of the U.S. Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone and other European currencies. Exchange rate movements may change over time, and they could have an adverse impact on our financial results and cash flows reported in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the net operating results of our operations. Because our non-U.S. based revenue is exposed to foreign exchange fluctuations, exchange rate movement can have an impact on our business, results of operations, financial condition and cash flow.

Our performance can be affected by global economic conditions as well as geopolitical tensions and other conditions with global reach. In recent years, concerns about the global economic outlook have adversely affected economic markets and business conditions in general. Geopolitical tensions, such as Russia’s incursion into Ukraine, tension between the United States and China, enhanced conflict in the Middle East, economic sanctions, the volatility of oil prices, heightened concerns about cyber-attacks, inflation and hyper-inflation have resulted in market volatility and higher interest rates, increasing global tensions and growing uncertainty for global commerce and instability in the global capital markets. Sustained or worsening of these and other global economic conditions and increasing geopolitical tensions may negatively impact our business, results of operations, financial condition and prospects.
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity, and the resurgence of tariffs could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims or a combination of these effects, which, in turn, could affect our growth and profitability.
Factors such as business revenue, economic conditions, the volatility and strength of the capital markets, trade disputes, including the imposition of new or increased tariffs, economic protectionism generally and inflation can affect our business and the economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, and our opportunities to underwrite profitable business. In an economic downturn, our policyholders may have less need for insurance coverage, may cancel existing insurance policies, modify their coverage or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. In addition, if certain segments of the economy, such as the construction or energy production and servicing segments (which would affect several of the industries we serve at one time) were to significantly decline, it could adversely affect our results. Severe inflation or unexpected and sustained inflation could materially impact both our assets and liabilities. While inflation has trended downwards in recent years, the current geopolitical environment increases uncertainty in financial markets with the resurgence of trade tariffs and the potential for global supply-chain disruptions. These outcomes may materially adversely affect our business, results of operations, financial condition, and prospects.
The occurrence of prolonged or severe social or political unrest may adversely affect our business, results of operations and financial condition.
Potential causes of social or political unrest in major jurisdictions include, but are not limited to, movements for social justice, climate change inaction, economic downturn, labor shortages, supply chain disruption, and mandatory public health measures. Such risk is amplified by the speed of modern communication and social media: unrest in one jurisdiction could easily spread to another. Social unrest and the protests involved may cause physical conflict and violence, which in turn could result in property damage impacting our underwriting results and operations.
Geopolitical risks create uncertainty that may adversely affect our business, results of operations and financial condition.
We define geopolitical risk as the risk associated with tension between states, conflicts, wars and terrorist acts that affect the normal and peaceful course of international relations. Geopolitical risk includes the possibility of political polarization, nationalism, populism, and the economic fallout from state conflict. Geopolitical risk captures both the risk that these events materialize, and the new risks associated with an escalation of existing events. In the context of the current global political climate, the top geopolitical risk themes are as follows: U.S.-China strategic competition, Russia-Ukraine, U.S. activity (military or otherwise) in the Americas, and Middle East regional war. The key risks are higher inflation, economic protectionism, financial market turmoil, cyberattacks, supply chain disruption, slower growth and recession.
We maintain cash, cash equivalents and investments at financial institutions and are exposed to credit risk in the event of default by such financial institutions.
We maintain cash, cash equivalents and investments, including funds held in a fiduciary capacity, with various global financial institutions. We are exposed to credit risk in the event of default by financial institutions to the extent that cash balances with individual financial institutions are in excess of amounts that are insured. If such institutions were to fail, we could lose all or a portion of amounts held in excess of any such insurance limits. Any material loss that we may experience in the future as a result could additionally have an adverse effect on our ability to pay or could temporarily or permanently delay payments of our operational expenses and other payments, including in connection with any dividends we elect to pay, payments to our vendors and employees and cause other operational impacts.

Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results and our financial condition.
Our results of operations depend, in part, on the performance of our investment portfolio, which includes investments in high-grade debt securities and investments in private equity funds focused on insurance technology ventures and in certain MGAs that form part of our distribution network. We seek to hold a diversified portfolio of high-quality investments that is managed by professional investment advisory management firms in accordance with the risk appetite of our Board of Directors (the “Board of Directors”), and with our investment guidelines, which is routinely reviewed by our Investment Committee. However, our investments are subject to general economic conditions and market risks as well as risks inherent to specific securities. Our primary market risk exposures are to changes in interest rates and pricing of equities and bonds.
During 2025 and 2024, the U.S. Federal Reserve cut interest rates. Should rates continue to decline, including in a reversal of monetary policy actions taken in recent years by the U.S. Federal Reserve to slow inflation, a low interest rate environment could place pressure on our net investment income, particularly as it relates to these securities and short-term investments, which, in turn, may adversely affect our operating results and our financial condition. Recent and future increases in interest rates could cause the values of our fixed maturity securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as residential mortgage-backed, commercial mortgage-backed and other asset-backed securities in which we hold investments carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
All of our fixed maturity securities, including those held in separately managed accounts are subject to credit risk. Credit risk is the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Downgrades in the credit ratings of fixed maturity securities (where rated) could also have a significant negative effect on the market valuation of such securities.
The above market and credit risks could reduce our net investment income and result in realized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid, as is the case with our fixed maturity securities held to maturity and separately managed accounts. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities we hold in our portfolio do not reflect prices at which actual transactions would occur.
Risks for all types of securities are managed through the delegation of Board Risk Appetite and the application of our investment guidelines, which establishes investment parameters that include but are not limited to, maximum percentages of investments in certain types of securities and minimum levels of credit quality, which are within applicable guidelines established by the NAIC and applicable insurance regulatory authorities. In addition, on a quarterly basis our Investment Committee reviews our Enterprise Based Asset Allocation models to assist in overall risk management.
Although we seek to preserve our capital, we cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.
We could be forced to sell investments to meet our liquidity requirements.
We invest the premiums we receive from our insureds until they are needed to pay policyholder claims. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our losses and LAE reserves to provide sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate losses and LAE reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. We may not be able to sell our investments at favorable prices or at all. Sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities, which could create losses that impact capital or otherwise reduce the effective yield on our investment.
Our inability to successfully recover from a disaster or other business continuity problem, should we suffer from such an event, could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Our operations are dependent upon our ability to protect our personnel and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as a security incident or attack, a natural disaster, climate event, terrorist attack, civil unrest, pandemic, power loss, telecommunications failure, or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel and the proper functioning of computer systems, telecommunications, and other related systems and operations. In events like these, while our operational size and our existing backup systems provide us with some degree of flexibility, we still can experience near-term operational challenges in particular areas of our operations. We could potentially lose access to key executives, personnel or Members data or experience material adverse interruptions to our operations or delivery of services to our Members in a disaster recovery scenario. A disaster on a significant scale or affecting certain of our key employees, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged relationships with our Members, or legal liability. We have certain disaster recovery procedures in place and insurance to protect against such contingencies. However, such procedures may not be effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses.
We depend on the ability of certain of our subsidiaries to transfer funds to us to meet our obligations, and the ability of our insurance company subsidiaries to pay dividends to us is restricted by law.
We are a holding company that transacts the majority of our business through operating subsidiaries. Our ability to meet our operating and financing cash needs depends on the surplus and earnings of our subsidiaries, and upon the ability of our insurance subsidiaries to pay dividends to us. Payments of dividends by our insurance company subsidiaries depends on their ability to meet applicable regulatory standards and receive regulatory approvals, and are restricted by state and other insurance laws, including laws establishing minimum solvency and liquidity thresholds. In addition, our insurance subsidiaries could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. Our insurance subsidiaries may also face competitive pressures in the future to maintain insurance financial stability or strength ratings. These restrictions and other regulatory requirements would affect the ability of our insurance subsidiaries to make dividend payments and we may not receive dividends in the amounts necessary to meet our obligations.
We may not be able to raise sufficient funding to our working capital needs and maintain regulatory compliance or consummate potential future acquisitions. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional capital may force us to limit or terminate our operations.
We may not be able to raise sufficient funding for us to fund the working capital and maintain the statutory capital requirements of our business. We may continue to seek funding through equity or debt financings, collaborative or other arrangements, or through other sources of financing. Additional funding may not be available to us on acceptable terms, or at all. In the case of equity financings, dilution to our shareholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. Any failure to raise capital as and when needed would have a material adverse impact on our business, results of operations, financial condition and prospects and on our ability to pursue our business plans and strategies.
If we cannot maintain the valuable aspects of our culture as we grow, our business may be harmed.
We believe that our culture, including our management philosophy, has been a critical component to our success and that our culture creates an environment that drives and perpetuates our overall business strategy. We have invested substantial time and resources in building our team, and we expect to continue to hire aggressively as we expand in both the United States and internationally. As we grow mature as a public company and grow internationally, we may find it difficult to maintain the valuable aspects of our culture.
Furthermore, our operations are conducted by a fully remote workforce that we believe is instrumental to maintaining our culture. However, failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute our business strategy. If we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, or if we fail to preserve the valuable aspects of our culture, it could materially impair our ability to service and attract new Members and Risk Capital Partners, all of which would materially and adversely affect our business, results of operations, financial condition and prospects.
Risks Related to Our Technology and Intellectual Property
If we are unable to leverage our information systems to enhance the information benefits available to our Members and Risk Capital Partners through our Risk Exchange, our results may be adversely affected.
To leverage our underwriting knowledge in providing information services to our Members, we must continue to implement and enhance information systems that can analyze data to provide information useful to our Risk Exchange Members. This may require frequent upgrades to the Risk Exchange and updating other information systems that we rely upon in providing our services. Delays or other problems we might encounter in implementing these upgrades and updates could adversely affect our ability to deliver timely information to our Members, which may result in them reducing the amount of premium placed through our Risk Exchange, which would adversely affect our business, results of operations, financial condition, and prospects.
Our future success depends on our ability to continue to develop and implement technology, and to maintain the confidentiality of this technology.
Our future success depends on our ability to continue to develop, implement, and maintain the confidentiality of our proprietary technology. For example, we are continuing to develop our cloud-native, digital platform that offers Risk Exchange participants a single, secure place to operate. We expect that as AI-driven technology and services gain market acceptance in the insurance industry, new competitors will arise. Changes to existing laws, their interpretation or implementation, or the introduction of new laws could impede our use of this technology or require that we disclose our proprietary technology to our competitors, which could negatively impact our competitive position and result in a material adverse effect on our business, results of operations, financial condition and prospects. In most jurisdictions, government regulatory authorities have the power to interpret and amend laws and regulations applicable to the processing of data. Such authorities may require us to incur substantial costs to comply with such laws and regulations. Regulatory statutes are broad in scope and subject to differing interpretation. In some areas of our business, we act on the basis of our own or the industry’s interpretations of applicable laws or regulations, which may conflict from jurisdiction to jurisdiction. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized or precluded from carrying on our previous activities. Our E&O insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liabilities we may incur.
Loss of key vendor relationships or failure of a vendor to protect our data, confidential and proprietary information could adversely affect our operations.
We rely on services and products provided by many vendors in the United States and abroad. These include, for example, vendors of computer hardware and software, and vendors and/or outsourcing of services such as claim adjustment services and investment management services. In the event that any vendor suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect our confidential, proprietary, and other information, we may suffer operational impairments and financial losses. In addition, while we generally monitor vendor risk, including the security and stability of our critical vendors, we may fail to properly assess and understand the risks and costs involved in the third-party relationships, and our financial condition and results of operations could be materially and adversely affected.
We anticipate that we will continue to rely on third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.
Failure to obtain, maintain, protect, defend, or enforce our intellectual property rights, or allegations that we have infringed, misappropriated or otherwise violated the intellectual property rights of others, could harm our reputation, ability to compete effectively, business, and financial condition.
Our success and ability to compete depends in part on our ability to obtain, maintain, protect, defend, and enforce our intellectual property. To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, employees, Members, strategic partners and others, as well as internal policies and procedures regarding our management of intellectual property. However, the protective steps that we take may be inadequate to deter misappropriation of our proprietary information, and any infringement, misappropriation or dilution of our intellectual property could materially and adversely harm our business. In addition, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, we operate in many foreign jurisdictions and effective trademark, copyright, and trade secret protection may not be available in every country or jurisdiction in which we offer our services. Policing unauthorized use of our intellectual property is difficult, expensive, and time-consuming, and we may be required to spend significant resources to monitor and protect our intellectual property rights.
Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively. Although our important brand names, including “Accelerant” and “Mission Underwriters” are registered or we intend to register for trademark protection, our competitors and other third parties may misappropriate our intellectual property. In addition, even if we initiate litigation against third parties, such as suits alleging infringement, misappropriation, or other violation of our intellectual property, we may not prevail. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related intellectual property at risk of not issuing or being cancelled. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Class A common shares. Any of the foregoing could adversely affect our business, results of operations, financial condition, and prospects.
We operate in many foreign jurisdictions and effective trademark, copyright, and trade secret protection may not be available in every country or jurisdiction in which we offer our services. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively.
Meanwhile, third parties may assert intellectual property-related claims against us, including claims of infringement, misappropriation, or other violation of their intellectual property, which may be costly to defend, could require the payment of damages, legal fees, settlement payments, royalty payments, and other costs or damages, including treble damages if we are found to have willfully infringed certain types of intellectual property, and could limit our ability to use or offer certain technologies, products, or other intellectual property. Any intellectual property claims, including a cease-and-desist letter we have received regarding the right to use the mark Risk Exchange, with or without merit, could be expensive, take significant time and divert management’s resources, time, and attention from other business concerns. Moreover, other companies, including our competitors, may have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe, misappropriate, or otherwise violate the rights of others, or require us to purchase costly licenses from third parties, which may not be available on commercially reasonable terms, or at all. Even if a license is available to us, it could be non-exclusive thereby giving our competitors and other third parties access to the same technologies licensed to us, and we may be required to pay significant upfront fees, milestone payments or royalties, which would increase our operating expenses. Any of the foregoing could adversely affect our business, results of operations, financial condition, and prospects.
We rely on the use of credit scoring in pricing and underwriting certain of our insurance policies by Accelerant’s owned insurance companies and reinsurance companies, and any legal or regulatory requirements that restrict our ability to access credit score information could decrease the accuracy of our pricing and underwriting process and thus decrease our profitability.
We use credit scoring as a factor in pricing and underwriting decisions where allowed by state law. Consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against some groups of people and are calling for laws and regulations to prohibit or restrict the use of credit scoring in underwriting and pricing. Laws or regulations that significantly curtail or regulate the use of credit scoring, if enacted in a large number of states in which we operate, could impact the integrity of our pricing and underwriting processes, which could, in turn, materially and adversely affect our business, financial condition, results of operations and prospects, and our profitability over time.
Our employees could take excessive risks, which could negatively affect our financial condition and business.
Our Underwriting segment is in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters, product managers and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue, and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks. Employees may, however, take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees’ business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.
Future acquisitions or investments contain inherent strategic, execution, and compliance risks that could disrupt our business and harm its financial condition.
We may pursue acquisitions or investments to grow our business or as part of the MGA Operations segment’s efforts to capture the economics of select Members. There is no guarantee that these acquisitions or investments will achieve the desired return sought. These acquisitions or investments could also cause additional risk due to the liabilities or unforeseen expenses that such acquisitions or investments may bring, such as higher-than-expected costs due to market competition for the acquisition/investment, regulatory approval requirements, delays in implementation, lost opportunities that could have been pursued with cash being used for other purposes, litigation or regulatory enforcement post-acquisition or investment, contingent liabilities, implementation cost, misalignment of culture, loss of technology through theft or trade secrets exchanged, loss of key partners/vendors, currency exchange rate for foreign investment, timing within overall economic environment, carrying costs, and tax liabilities. Additionally, the risks from future acquisitions or investments could result in impairment charges against goodwill or increases in the liabilities on our consolidated balance sheet, as well as missed earnings results.
Our business and operations could suffer in the event of a system or information security failure or in the event that we are the target of a cyberattack.
We utilize information technology systems and networks to process, transmit, and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. The Company’s CISO has primary responsibility over the Company’s cybersecurity and cyber risk management, which includes implementing a company-wide information security strategy and program. The CISO provides reports of key metrics and related updates to our Board of Directors on a quarterly basis and more frequently as and when required. The volume and sophistication of cyberattacks continues to accelerate and there can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects.
Despite the implementation of security measures, our internal computer systems, and those of our vendors, are vulnerable to damage from cyber-attack, computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Furthermore, our personal or other sensitive information or systems could be exposed or subject to attack as a result of breaches of our security measures and computer systems or those of our vendors. Any such system failure, accident, or security breach could cause interruptions in our operations, including the availability of our Risk Exchange or result in a material disruption of our operations. Additionally, a data security incident could also lead to public exposure of personal information and result in harm to our reputation and business, compel us to comply with federal and state breach notification laws and foreign law equivalents including the EU GDPR and/or the UK GDPR, subject us to investigations and mandatory corrective action, or otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant financial exposure. Furthermore, the costs of maintaining or upgrading our cybersecurity systems (including the recruitment and retention of experienced information technology professionals, who are in high demand) at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our third-party service providers may still not be adequate to protect against such security breaches and disruptions, which could cause material harm to our business, financial condition and results of operations.
Risks Related to Legal and Regulatory Requirements
Our businesses are subject to significant governmental regulation, changes in which could reduce our profitability, limit our growth, or increase competition.
Our businesses are subject to legal and regulatory oversight throughout the world, including by U.S. state insurance regulators, Belgian insurance regulators, the NBB, the Financial Services and Markets Authority, insurance regulators throughout the European Economic Area (the “EEA”), under the Belgian Code of Companies and Associations, the Belgian Act of March 13, 2016 on the Status and Supervision of Insurance and Reinsurance Undertakings, under the UK Companies Act and the rules and regulations promulgated by the Financial Conduct Authority (the “FCA”) and the Prudential Regulation Authority (the “PRA”), the Foreign Corrupt Practices Act of 1977 (the “FCPA”) in the U.S., the Bribery Act of 2010 in the UK, the Corruption of Foreign Public Officials Act of 1999 (as amended) in Canada and a variety of other laws, rules and regulations addressing, among other things, licensing, data privacy and protection, cybersecurity, AI, anti-corruption, wage and hour standards, employment and labor relations, sanctions, anti-competition, and anti-corruption. Maintaining compliance with these legal and regulatory oversight schemes as they evolve could reduce our profitability or limit our growth by: increasing the costs of legal and regulatory compliance; limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, the prices we can charge for our services, or the form of compensation we can accept from our Risk Capital Partners; or by subjecting our businesses to the possibility of legal and regulatory actions or proceedings.
Certain of our businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, the EEA/UK or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy and security of the personal information of employees or others (for example, the California Consumer Privacy Act,

The New York State Department of Financial Services’ cybersecurity regulation, the EU General Data Protection Regulation, the UK Data Protection Act 2018 and the Personal Information Protection and Electronic Documents Act in Canada). See “Business—Regulation” for more information regarding applicable privacy regulations.
In addition, we established a subsidiary in Puerto Rico that owns and operates our Risk Exchange. Though it is not currently subject to specific regulatory oversight as a broker or insurer, it is possible that may change, in which case we would become subject to further regulations that could cause us to alter or curtail our activities, or require additional expenditures for compliance purposes.
The variety of applicable privacy and information security laws and regulations exposes us to heightened regulatory scrutiny, requires us to incur significant technical, legal and other expenses in an effort to ensure and maintain compliance and will continue to impact our business in the future by increasing legal, operational and compliance costs. While we have taken steps to comply with privacy and information security laws, we cannot guarantee that our efforts will meet the evolving standards imposed by data protection and other regulatory authorities. If we are found not to be in compliance with these privacy and security laws and regulations, we may be subject to additional potential private consumer, business partner or securities litigation, regulatory inquiries, and governmental investigations and proceedings, regulatory sanctions, and we may incur damage to our reputation. Any such developments may subject us to material fines and other regulatory penalties and/or civil and criminal liability, including in some jurisdictions, personal liability for individual members of management and other individuals in leadership roles, may divert management’s time and attention, and lead to enhanced regulatory oversight, any of which could have a material adverse effect on our business, results of operations, financial condition, reputation, and liquidity. Additionally, we expect that developments in privacy and cybersecurity worldwide will increase the financial and reputational implications in the event of a significant breach of our or our third-party suppliers’ information technology systems.
There has also been increased scrutiny, including from regulators, regarding the use of algorithms, AI, diligence of data sets, oversight of data vendors, and other “big data” techniques such as using “big data” to set product pricing. Our ability to procure and use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny regarding “big data.” Moreover, regulators are increasing scrutiny and considering regulation of the use of AI technologies. We cannot predict what, if any, actions may be taken with regard to “big data,” but such developments could impact our operations, increase legal risk or reputational harm or have a material adverse effect on our business, results of operations and financial condition. Our acquisitions of, and investments in, new businesses and our continued operational changes and entry into new jurisdictions and new service offerings increase our legal and regulatory compliance complexity, as well as the type of governmental oversight to which we may be subject.
Our continuing ability to provide insurance and underwriting services in the jurisdictions in which we operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing managing general underwriting services for an insurer, we may have to contend with regulations affecting that insurer.
As we continue to grow our Member base, we anticipate expanding into new geographies that could give rise to additional regulatory, risk and other issues, which may materially affect our business, results of operations, financial condition and prospects.
As we continue to grow our Member base, we will have to devote resources to identifying and exploring these perceived opportunities. To the extent these new Members are in new geographies, we may also have to acquire any necessary operational licenses and governmental approvals to operate our Risk Exchange or otherwise engage with Members in those geographies. In addition, we will be required to comply with laws and regulations of jurisdictions that may differ from the ones in which we currently operate. We anticipate that further geographic expansion of our Members and our Risk Exchange will give rise to additional regulatory, risk and other issues. There also can be no assurance that we would be able to successfully expand our operations in any new geographic markets.
In particular, we have expanded into the Canadian market by the acquisition of a licensed insurance entity. We have set up the requisite infrastructure to begin Canadian operations. Expansion to include Members located and to operate our Risk Exchange in Canada requires oversight from the Office of the Superintendent of Financial Institutions and the federal Minster of Finance, as well as coordination with each of the ten provinces and three territories in Canada that each regulate market conduct within their own province and territory. Compliance with these additional laws and regulations, as well as Canadian oversight related to personal information protection and data privacy has resulted in a substantial investment of time from our senior management, capital and other resources. This, along with similar experiences in other jurisdictions in the future, may materially and adversely affect our business, results of operations, financial condition and prospects.

Our insurance and reinsurance company subsidiaries and agency subsidiaries are subject to extensive regulation, which may adversely affect our ability to operate and achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our results of operations and financial condition.
We are subject to the insurance laws and regulations in a number of jurisdictions worldwide. Existing laws and regulations, among other things, limit the amount of dividends and capital that can be paid to us by our reinsurance subsidiaries, prescribe solvency and capital adequacy standards, impose restrictions on the amount and type of investments that can be held to meet solvency and capital adequacy requirements, require the maintenance of reserve liabilities, impact our corporate governance, restrict our market conduct practices, and require pre-approval of acquisitions, reinsurance transactions and certain affiliate transactions. Failure to comply with these laws and regulations, make any required notifications, or maintain appropriate authorizations, licenses, and/or exemptions under applicable laws and regulations may cause governmental authorities or other regulatory authorities to preclude or suspend our insurance or reinsurance subsidiaries from carrying on some or all of their activities, place one or more of them into rehabilitation or liquidation proceedings, impose monetary penalties or other sanctions on them or our affiliates, or commence insurance company delinquency proceedings against our insurance or reinsurance subsidiaries. The application of these laws and regulations by various governmental or other regulatory authorities may affect our liquidity and restrict our ability to expand our business operations through acquisitions or to pay dividends on our common shares. Furthermore, compliance with legal and regulatory requirements is likely to result in significant expenses, which could have a negative impact on our profitability. To further understand these regulatory requirements, see “Business—Regulation.” elsewhere in this Annual Report on Form 10-K In some instances, where there is uncertainty as to applicability of laws and regulations, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities.
Our U.S. insurance subsidiaries are subject to risk-based capital (“RBC”) requirements, based upon the “risk-based capital model” adopted by the NAIC, and other minimum capital and surplus restrictions imposed under Arkansas, Delaware and Puerto Rico law. These requirements establish the minimum amount of RBC necessary for a company to support its overall business operations. It identifies P&C insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our RBC at the required levels could cause insurance regulators to intervene in the management of our business and, ultimately, adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business and our A.M. Best rating.
The applicable regulators in the UK and EEA expect firms to avoid actions that jeopardize compliance with their statutory objectives and applicable rules and regulations and have extensive powers to intervene in the affairs of a regulated firm. When the regulator, which has authorized an insurance undertaking and as a result is empowered to exercise supervision over it, in either the UK or the EEA is concerned that an insurer may present a risk, this may lead to negative consequences, including the requirement to maintain a higher level of regulatory capital (via capital “add-ons” under the Solvency II Directive (as defined below)) to match the higher perceived risks and enforcement action where the risks identified breach applicable rules and regulations. In the case of a breach of our license requirements or obligations arising from the applicable rules and regulations, we may be subject to regulatory sanctions, including (public) formal warnings, orders to adopt a certain course of conduct, incremental penalties and administrative fines, revocation of an undertaking license and, in the case of insurers, where the breach relates to material prudential shortcomings, emergency measures (including the appointment of an administrator or the imposition of measures aimed at winding-up the undertaking). Any such events could adversely affect our business, results of operations, or financial condition.
Our Canadian insurance subsidiary is regulated at both the federal and provincial/territorial level under regulation and supervisory requirements which, among other things, require it to maintain an adequate amount of capital (calculated in accordance with the minimum capital test). The Insurance Companies Act of Canada provides the Superintendent of Financial Institutions with a range of discretionary intervention powers which may be exercised over an insurance company subject to its jurisdiction, including the power to require enhanced supervision, increase capital, restrict select business operations, order the development of a contingency plan and ultimately assume control of an insurance company in circumstances the Superintendent deems warrant such action.
In the Cayman Islands, our reinsurance subsidiary is subject to minimum capital and surplus requirements and must adhere to a range of legislative and regulatory requirements. A failure to meet these requirements could subject the reinsurer to, among others, increased regulatory scrutiny, a requirement to take steps to rectify any area(s) of non-compliance, the removal of a director, a suspension of license and the appointment of a receiver or person to assume control of its affairs.
We believe it is likely there will continue to be regulatory intervention in our industry in the future, and these initiatives could adversely affect our business. Additional laws and regulations have been and may continue to be enacted that may have adverse effects on our operations, financial condition, statutory capital adequacy, and liquidity. We cannot predict the exact nature, timing or scope of these initiatives; however, we believe it is likely that there will continue to be increased regulatory intervention in our industry in the future, and these initiatives could adversely affect our ability to operate our business.
For additional information regarding insurance laws and regulations that we are subject to, see “Business—Regulation.” elsewhere in this Annual Report on Form 10-K.
Our business is subject to risks related to legal proceedings and governmental inquiries.
We are subject to litigation, regulatory, and other governmental investigations and claims arising in the ordinary course of our business operations. The risks associated with these matters often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. While we have insurance coverage for some of these potential claims, others may not be covered by insurance, insurers may dispute coverage, or any ultimate liabilities may exceed our coverage. We may be subject to actions and claims relating to the sale of insurance or our other operations, including the suitability of such products and services. Actions and claims may result in the rescission of such sales; consequently, our Members and Risk Capital Partners may seek to recoup commissions or other compensation paid to us, which may lead to legal action against us. The outcome of such actions cannot be predicted, and such claims or actions could have a material adverse effect on our business, results of operations, financial condition, and prospects.
We must comply with and are affected by various laws and regulations, as well as regulatory and other governmental investigations, that impact our operating costs, profit margins and our internal organization and operation of our business. The insurance industry has been subject to a significant level of scrutiny by various regulatory and governmental bodies, including state attorneys general offices and state departments of insurance, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of supplemental and contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed (in jurisdictions where there is such a disclosure requirement), the collection of broker fees, which we define as fees separate from commissions charged directly to Members for efforts performed in the issuance of new insurance policies, bid rigging and related matters. From time to time, our subsidiaries receive informational requests from governmental authorities.
There have been a number of revisions to existing laws as well as or proposals to modify or enact new laws and regulations regarding insurance agents and brokers. These actions have imposed in the past, and may continue to impose, additional obligations on our ability to receive fees that are based on the volume, consistency, and profitability of business that we generate.
We cannot predict the impact that any new laws, rules, or regulations may have on our business, results of operations, financial condition, and prospects. Given the current regulatory environment and the number of our subsidiaries operating in local markets throughout the U.S. and abroad, it is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Regulators may raise issues during investigations, examinations or audits that could, if determined adversely, have a material impact on us. The interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact. We could also be materially adversely affected by any new industrywide regulations or practices that may result from these proceedings.
Our involvement in any investigations and lawsuits would cause us to incur additional legal and other costs and, if we were found to have violated any laws, we could be required to pay fines, damages and other costs, perhaps in material amounts, or, in certain cases, restrictions or revocations of the licenses or authorizations of insurers, insurance agents or brokers. Regardless of final costs, these matters could have a material adverse effect on us by exposing us to negative publicity, reputational damage, harm to relationships with our Members, or diversion of personnel and management resources.
We are subject to a number of, and may in the future be subject to, E&O claims as well as other contingencies and legal proceedings which, if resolved unfavorably to us, could have an adverse effect on our results of operations.
We assist our Members with various insurance-related matters, including providing access to capacity, overseeing claims arising under policies issued by that capacity, and facilitating reinsurance placements. E&O claims against us may result in potential liability for damages arising from these services. E&O claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to properly exercise our delegated authority to underwrite or bind coverage, issue policies or other documents or provide proper notices to insureds, as well as properly exercise our delegated authority to handle claims. In addition, we are subject to other types of claims, litigation, and proceedings in the ordinary course of business, which along with E&O claimants may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on our financial position, earnings and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business.

We have historically purchased, and continue to purchase, insurance to cover E&O claims to provide protection against certain losses that arise in such matters. As of December 31, 2025, our group E&O insurance policy (also known as Professional Indemnity) tower has a $20 million limit in the aggregate, and we are responsible for paying a self-insured retention of up to $1 million per claim for claims brought in the U.S. and Canada, and $250 thousand per claim for claims brought in the rest of the world. We purchase a Technology E&O (Cyber) insurance policy for the group with an aggregate limit of $15 million per claim with a $125 thousand retention. In addition, due to regulatory requirements in specific countries, we purchase local E&O insurance policies in certain jurisdictions. This includes a policy for Accelerant Agency (Canada) Ltd., with a CAD $6 million limit in the aggregate with a self-insured retention of up to CAD $50 thousand per claim for claims brought in Canada. We purchase a local policy in Ireland for Accelerant Agency Limited, with a $5 million (£3.717 million) limit in the per claim and no aggregate limit. We are responsible for paying a self-insured retention of up to $150 thousand (£112 thousand) per claim. We also purchase a local policy in the UK for Accelerant Agency Limited UK Branch with a $5 million (£3.717 million) limit per claim and no aggregate limit. We are responsible for paying a self-insured retention of up to $150 thousand (£112 thousand) per claim for claims brought in the United Kingdom. If we exhaust or materially deplete our coverage under our E&O policies, it could have a material adverse effect on our financial condition. Accruals for these exposures, when applicable, have been recorded to the extent that losses are deemed probable and are reasonably estimable. These accruals are adjusted from time to time as developments warrant and may also be adversely affected by disputes we may have with our insurers over coverage.
Proposed tort reform legislation, if enacted, could decrease demand for casualty insurance, thereby reducing our commission revenues.
Legislation concerning tort reform has been considered, from time to time, in the United States Congress and in several state legislatures. Among the provisions considered in such legislation have been limitations on damage awards, including punitive damages, and various restrictions applicable to class action lawsuits. Enactment of these or similar provisions by Congress, or by states in which we sell insurance, could reduce the demand for casualty insurance policies or lead to a decrease in policy limits of such policies sold, thereby reducing our commission revenues.
Because we are a holding company and some of our operations are conducted by our insurance subsidiaries, our ability to achieve liquidity at the holding company, including the ability to pay dividends and service our debt obligations, to a limited extent, depends, in part, on our ability to obtain cash dividends or other permitted payments from our insurance subsidiaries.
The continued operation and growth of our business will require substantial capital. Accordingly, we do not intend to declare and pay cash dividends on our common shares in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to shareholders and meet our debt payment obligations is dependent upon dividends and other distributions from our subsidiaries. With respect to our insurance carrier subsidiaries, U.S. state insurance laws, including the laws of Arkansas and Delaware, restrict the ability of ASIC and ANIC to determine how we declare shareholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Dividend payments are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to levels that regulators consider to be inadequate, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. In addition, dividends and other distributions from our subsidiaries may be subject to incremental income or withholding taxes, which may reduce the amount of cash available for distribution to our shareholders.
Our carriers located in jurisdictions outside the United States are similarly restricted under local law in their ability to pay dividends and other distributions, and such dividends and other distributions may similarly be subject to incremental income or withholding taxes in those other jurisdictions (subject to relief being available under applicable double taxation treaties) which may reduce the amount of cash available for distribution to our shareholders.
Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions pursuant to our debt agreements, our indebtedness, restrictions imposed by applicable law, and other factors our Board of Directors deems relevant, and, as noted above will be subject to regulatory oversight.
Regulations affecting insurance carriers with which we place business impact how we conduct our operations.
Insurers are also heavily regulated by state insurance departments for solvency issues, reserve requirements and market conduct practices, among other things. We cannot guarantee that all insurance carriers with which we do business comply with regulations instituted by state insurance departments. We may need to expend resources to address questions or concerns regarding our relationships with these insurers, diverting management resources away from operating our business.

We may face increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding environmental, social and governance matters.
There is increasing scrutiny and evolving expectations from investors, customers, regulators, and other stakeholders on environmental, social and governance (“ESG”) practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice, workplace conduct, and other social and political mandates. Legislators and regulators have imposed and likely will continue to impose ESG-related legislation, rules and guidance, which may conflict with one another and impose additional costs on us, block or impede our business opportunities, or expose us to new or additional risks. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG matters. A lack of ratings or unfavorable ratings of our company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. Further, our insureds include a wide variety of industries, including potentially controversial industries. Damage to our reputation as a result of our provision of policies to certain insureds could result in decreased demand for our insurance products.
Additionally, certain states have adopted laws or regulations that would restrict business dealings with, and investments in, entities determined to be boycotting companies involved in fossil fuel-based energy or other industries or to have taken public stances with regard to certain ESG issues. If we are unable to meet these standards, expectations, laws or regulations, some of which may be in contradiction with each other, it could result in adverse publicity, reputational harm, loss of business opportunities, or loss of customer and/or investor confidence, each of which individually or in the aggregate could adversely affect our business, results of operations, financial condition and prospects.
Economic substance legislation of the Cayman Islands and other recently-enacted legislation and regulations may adversely impact us or our operations.
The Cayman Islands enacted the International Tax Co-operation (Economic Substance) Act (As Revised) (the “Economic Substance Act”) aimed at addressing concerns raised by the Council of the European Union as to offshore structures engaged in certain activities that attract profits without real economic activity. The Economic Substance Act is supplemented by the issuance of related Guidance on Economic Substance for Geographically Mobile Activities, version 3.2 of which was issued in July 2022. We are currently subject to the Economic Substance Act. Given our business activities and operations may change from time to time, it is difficult to predict if we will continue to be subject to the Economic Substance Act and the impact that the Economic Substance Act could have on us and our subsidiaries. For example, compliance with any applicable obligations may create significant additional costs that may be borne by us or otherwise affect our management and operation. We will continue to consider the implications of the Economic Substance Act on our business activities and operations and reserve the right to adopt such arrangements as we deem necessary or desirable to comply with any applicable requirements.
Anti-Money Laundering Matters
If any person in the Cayman Islands knows or suspects, or has reasonable grounds for knowing or suspecting that another person is engaged in criminal conduct or money laundering, or is involved with terrorism or terrorist financing and property, and the information for that knowledge or suspicion came to their attention in the course of business in the regulated sector, or other trade, profession, business or employment, the person will be required to report such knowledge or suspicion to (i) the Financial Reporting Authority of the Cayman Islands (“FRA”), pursuant to the Proceeds of Crime Act (As Revised) of the Cayman Islands, if the disclosure relates to criminal conduct or money laundering, or (ii) a police officer of the rank of constable or higher, or the FRA, pursuant to the Terrorism Act (As Revised) of the Cayman Islands, if the disclosure relates to involvement with terrorism or terrorist financing and property. The failure of us or any of our officers to comply could materially adversely affect our business, results of operations, financial condition and prospects.
Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forum for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.
Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to any action or suit brought to enforce any liability or duty created by the Securities

Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.
Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.
This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provision to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have an adverse effect on our business and financial performance.
Risks Related to Taxation
We are subject to taxation in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, results of operations, financial condition, and prospects. In addition, there is tax risk associated with the reporting of cross-border arrangements among us and our subsidiaries.
We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate structure. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, results of operations, financial condition, and prospects. Moreover, the tax authorities in any applicable jurisdiction may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, results of operations, financial condition, and prospects.
In addition, we conduct operations through our subsidiaries in various tax jurisdictions, and consider transfer pricing implications of such operations where applicable. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. If the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
Accelerant and certain of our non-U.S. subsidiaries may be subject to U.S. federal income taxation which could have a material adverse effect on our business, results of operations, financial condition, and prospects.
Accelerant and our non-U.S. subsidiaries that are classified as foreign corporations for U.S. federal income tax purposes intend to operate in a manner that will not cause them to be treated as engaged in a trade or business within the United States or subject to current U.S. federal income taxation on their net income. However, because there is considerable uncertainty as to when a foreign corporation is engaged in a trade or business within the United States under applicable law and the determination is highly factual and must be made annually, there can be no assurance that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that Accelerant or any of such non-U.S. subsidiaries is engaged in a trade or business in the United States. If Accelerant or any of its non-U.S. subsidiaries that are classified as foreign corporations for U.S. federal income tax purposes are considered to be engaged in a trade or business in the United States, the applicable entity could be subject to U.S. federal income taxation on a net basis on its income that is effectively connected with such U.S. trade or business (including branch profits tax on the portion of its earnings and profits that is attributable to such income). Any such

U.S. federal income taxation could result in substantial tax liabilities and consequently could have a material adverse effect on our financial condition and results of future operations.
U.S. tax-exempt organizations that own our Class A common shares may recognize unrelated business taxable income (“UBTI”).
A U.S. tax-exempt organization that directly or indirectly owns our Class A common shares generally will recognize UBTI and be subject to additional U.S. tax filing obligations to the extent such tax-exempt organization is required to take into account any of our insurance income or related person insurance income (“RPII”) pursuant to the controlled foreign corporation (“CFC”) and RPII rules described below.
As of December 31, 2025 we had net deferred tax assets of $78 million, net of a valuation allowance of $46 million, which may become devalued if either Accelerant does not generate sufficient future taxable income or applicable corporate tax rates are reduced (or applicable tax laws otherwise change).
We had net deferred tax assets of $78 million as of December 31, 2025 and also apply valuation allowances to our deferred tax assets (principally consisting of unutilized net operating losses). These predominantly arise from new business challenges on our owned insurance companies where operating expenses exceeded the initial underwriting profits recognized in the period. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity and in the appropriate character (e.g., capital vs. ordinary income). If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the applicable valuation allowance. Most of our deferred tax assets are determined by reference to applicable corporate income tax rates, in particular the U.S. corporate income tax rates. Accordingly, in the event of new legislation that reduces any such corporate income tax rates, the carrying value of certain deferred tax assets would decrease. A material devaluation in our deferred tax assets due to either insufficient taxable income or lower corporate tax rates would have an adverse effect on Accelerant’s results of operations and financial condition.
Changes in tax laws or policy or interpretations of such laws could materially reduce our earnings, affect our operations, increase our tax liability and adversely affect our cash flows.
Changes in tax laws or policy could have a material adverse effect on our profitability and financial condition, and could result in our subsidiaries incurring materially higher taxes.
The U.S. federal income tax laws and interpretations thereof are subject to change, which may have retroactive effect and could materially affect us.
The One Big Beautiful Bill Act (the “OBBBA”) was signed into law in July 2025. Among other changes, the OBBBA restores immediate expensing of domestic research and development costs and modifies certain international tax provisions. While we currently anticipate no immediate material financial impact of this legislation, regulations or administrative guidance promulgated pursuant to the OBBBA may materially and adversely affect our financial condition and results of operations.
In addition, the U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government bodies and organizations in jurisdictions where we and our affiliates are established, invest or conduct business continue to recommend and implement changes related to the taxation of multinational companies. For example, the member countries of the G20/OECD Inclusive Framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) have developed a two-pillar approach to address the tax challenges arising from the digitalization of the economy. “Pillar One” addresses nexus and profit allocation challenges, while “Pillar Two” addresses perceived base erosion.
Under the Pillar One proposals, multinational enterprises (“MNEs”) with an annual global revenues in excess of 20 billion euros would become subject to rules allocating 25% of profits in excess of a 10% profit margin to the jurisdictions where the customers and users of those MNEs are located. The Pillar One proposals provide for exclusions for MNEs carrying on specific low-risk activities, including “Regulated Financial Services”; therefore we do not anticipate a material impact on insurance and reinsurance groups. However, while the OECD continues to seek agreement regarding the form and timing of implementation of Pillar One, no proposal has yet been achieved. The form, scope and timing of measures to implement Pillar One and their impact on our business and the taxes we pay remain unclear and subject to ongoing negotiations and, therefore, we cannot currently determine whether these measures have an adverse effect on our business.
Pillar Two is aimed at ensuring that MNEs with annual global revenues of at least 750 million euros are subject to a minimum effective tax rate of 15% in the jurisdictions in which they operate. Pillar Two proposes that participating jurisdictions introduce three interlocking domestic rules: (i) a qualifying domestic minimum top-up tax (“QDMT”), which imposes a “top-up” tax on an entity in the implementing jurisdiction which has an effective tax rate below 15%, (ii) an income inclusion rule (“IIR”), which imposes “top-up” tax on a parent entity in the implementing jurisdiction in respect of the low-taxed income of a subsidiary, and (iii) an “undertaxed payments” rule (“UTPR”), which denies deductions or requires an equivalent adjustment by an entity in the implementing jurisdiction to the extent the low-taxed income of an affiliate is not subject to tax under an IIR. Pillar Two also includes a treaty-based “subject to tax” rule (“STTR”) that allows source jurisdictions to impose limited source taxation on certain related party payments subject to tax below a minimum rate. Various participating jurisdictions have already implemented or are in the process of implementing the Pillar Two rules by adopting QDMT, IIR and/or UTPR rules in their domestic legislation, with these rules beginning to come into effect in certain jurisdictions starting from 2024. A limited number of Inclusive Framework members have either signed or expressed an intention to sign a multilateral convention to implement the STTR, although the timeline for implementation of the STTR remains uncertain.
The OECD continues to release administrative guidance which clarifies (and in some cases amends previously released guidance) on the application of the model Pillar Two rules, and jurisdictions enacting legislation in respect of Pillar Two have sought to implement these updates (either by way of legislative amendment or the release of further domestic guidance). We expect that the OECD will continue to release updates to its administrative guidance which may result in further amendments to the Pillar Two rules as they apply in relevant jurisdictions. For example, in January 2026, members of the Inclusive Framework agreed several amendments to the Pillar Two rules aimed at simplification, reducing compliance burdens and ensuring fair treatment of substance-based tax incentives. This package includes a permanent simplified effective tax rate safe harbor which will apply from the beginning of 2027 (or the beginning of 2026 in certain circumstances). Another significant new safe harbor will enable certain MNE groups which are parented in a jurisdiction which has a qualifying tax regime to elect for relevant group entities to be deemed to have a top up tax of zero for the purposes of the IIR and UTPR for financial years commencing on or after January 1, 2026. As of January 1, 2026, only the U.S. (which does not apply the Pillar Two rules) has been designated as having a qualifying tax regime for this purpose, with the effect that certain U.S. headquartered groups will not be subject to taxes under IRR or UTPR rules applicable to group entities.
As such, several aspects of the Pillar Two rules and the application of the Pillar Two rules to our businesses, including whether some or all of our business and the companies in which we invest fall within the scope of the exclusions therefrom, currently remain uncertain and subject to legislative and interpretive change. The release of further updates to the model Pillar Two rules and adoption of Pillar Two legislation (including IIR or UTPR regimes) by additional jurisdictions may also give rise to consequential amendments to tax laws (other than those which seek to enact or modify Pillar Two rules) in other jurisdictions.
The Pillar One and Pillar Two proposals form part of the OECD’s broader Base Erosion and Profit Shifting (“BEPS”) Project, which has been running since 2015. The implementation of the recommendations of the BEPS Project by OECD member countries has given rise to significant changes in domestic and international tax laws in recent years, including a number of Directives of the European Union (currently at various stages of implementation by Member States) which address matters such as anti-hybrid legislation and tax substance and a Multilateral Convention affecting the interpretation of many international tax treaties. The impact of the BEPS Project on our business will require ongoing assessment.
Our UK and non-UK operations may be affected by changes in UK tax law.
None of our entities should be treated as being resident in the UK for UK tax purposes, except for our subsidiaries that are incorporated in the UK, Accelerant Holdings, Accelerant Holdings (Cayman) Ltd and Mission Worldwide Holdings (together, the “UK Resident Entities”). Although Accelerant Holdings, Accelerant Holdings (Cayman) Ltd and Mission Worldwide Holdings are not incorporated in the UK, their affairs have been, and it is the intention that their affairs will be conducted so that their central management and control is exercised in the UK and, as a result, they are each treated as a resident in the UK for UK tax purposes.
Accordingly, the UK Resident Entities are expected to generally be subject to UK tax in respect of their worldwide income, profits and gains. Any change in the basis or rate of UK corporation tax or His Majesty’s Revenue and Customs’ (“HMRC”) practice and interpretation of UK tax law could materially adversely affect the business, prospects, financial condition and/or results of operations of the UK Resident Entities or their ability to provide returns to shareholders. The UK corporation tax rate is currently 25%.
There is U.S. federal income tax risk associated with reinsurance transactions, intercompany transactions and distributions between U.S. companies and their non-U.S. affiliates.
Certain U.S. companies that make deductible payments to related non-U.S. companies are subject to the Base Erosion and Anti-Abuse Tax (the “BEAT”). The BEAT is generally equal to the excess of a 10.5% tax on the taxpayer’s “modified taxable income” over the taxpayer’s regular tax liability (reduced by certain credits), with “modified taxable income” being computed without regard to certain deductions for “base erosion payments”.
The BEAT applies to deductions arising out of “any premium or other consideration” paid or accrued to a related foreign reinsurer.
Both our U.S. and non-U.S. ceding companies reinsure business to Accelerant affiliates. We have structured our internal reinsurance in a manner intended to ensure that our non-U.S. reinsurers reinsure business only from other non-U.S. ceding companies for U.S. federal income tax purposes. There can be no assurances our structuring efforts will be successful. If we are not able to structure our internal reinsurance in this manner, or the IRS were to successfully assert that our non-U.S. reinsurers reinsure our U.S. ceding companies for U.S. federal income tax purposes, we could be required to pay additional tax, and our financial condition and results from operations could be materially adversely affected.
In addition, the Internal Revenue Code of 1986, as amended (the “Code”), permits the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper “amount, source or character” for each item. If the IRS were successfully to challenge our intercompany reinsurance arrangements between our subsidiaries, our financial condition and results of operations could be materially adversely affected.
Generally, distributions by our U.S. subsidiaries to our non-U.S. subsidiaries are subject to a 30% U.S. federal withholding tax on the gross amount of any distribution that is treated as a dividend or dividend-equivalent payment for U.S. federal income tax purposes. However, we believe that we and the entities through which we hold our U.S. subsidiaries are eligible for a 5% rate of withholding on dividends under the U.S.-UK Tax Treaty unless we have owned shares representing at least 80% of the voting power of a U.S. subsidiary paying a dividend for the 12-month period ending on the date the dividend was declared, in which case there would be no U.S. withholding on such dividend under the U.S.-UK Tax Treaty. We intend to manage our affairs in a manner that is intended to allow such entities to qualify for such reduction in or exemption from U.S. withholding tax under the U.S.-UK Tax Treaty. No assurances can be made, though, that (i) we will qualify for benefits under the U.S.-UK Tax Treaty, (ii) the U.S.-UK Tax Treaty will provide relief from this potential withholding tax or (iii) we would qualify for similar relief under another tax treaty if benefits under the U.S.-UK Tax Treaty were unavailable, in each case, for a taxable year that includes a distribution from our U.S. subsidiaries. Certain U.S. to non-U.S. reinsurance arrangements may also be subject to a 30% U.S. federal withholding tax. We may therefore be limited in our ability to move cash efficiently from our U.S. subsidiaries or to make distributions with respect to our Class A common shares.
Our annual effective income tax rate can change materially as a result of changes in our mix of U.S. and non-U.S. earnings and other factors, including changes in U.S. and foreign tax laws and changes made by regulatory authorities.
Our overall effective income tax rate is equal to our total tax expense as a percentage of total earnings before tax. However, income tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in one jurisdiction may not be used to offset profits in other jurisdictions and may cause an increase in our effective tax rate and give rise to a tax expense even though the Company has cumulative losses. Changes in the mix of earnings (or losses) between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective income tax rate.
U.S. persons who own our Class A common shares may be subject to U.S. federal income taxation at ordinary income rates on a disproportionate share of our undistributed earnings and profits attributable to RPII.
If Accelerant Re Cayman, Accelerant Insurance Europe SA, AIUK, Accelerant Insurance Company of Canada or Accelerant Re I.I. (each, a “Non-U.S. Carrier” and collectively, the “Non-U.S. Carriers”) is treated as recognizing RPII in a taxable year and such Non-U.S. Carrier is treated as a CFC for purposes of taking into account RPII (a “RPII CFC”) for such taxable year, each U.S. person that owns any of our Class A common shares directly or indirectly through certain entities must generally include in gross income its pro rata share of the RPII (with certain adjustments), determined as if the RPII were distributed proportionately only to all RPII Shareholders (as defined below), regardless of whether that income is distributed. For this purpose, any of our subsidiaries that is a Non-U.S. Carrier generally will be treated as a RPII CFC if U.S. persons who own (or are treated as owning) any of our Class A common shares or Class B common shares (each such persons, a “RPII Shareholder”) in the aggregate own (or are treated as owning) 25% or more of the total voting power or value of such Non-U.S. Carrier’s stock on any day of its taxable year. Based on our expected ownership, we expect the Non-U.S. Carriers will be treated as RPII CFCs for the current and all future years.
RPII generally is any income of a non-U.S. corporation attributable to insuring or reinsuring risks of a U.S. person that owns (or is treated as owning) stock of such non-U.S. corporation, or risks of a person that is “related” to such a U.S. person. For this purpose, (1) a person is “related” to another person if such person “controls,” or is “controlled” by, such other person, or if both are “controlled” by the same persons, and (2) “control” of a corporation means ownership (or deemed ownership) of stock possessing more than 50% of the total voting power or value of such corporation’s stock and “control” of a partnership, trust or estate for U.S. federal income tax purposes means ownership (or deemed ownership) of more than 50% by value of the beneficial interests in such partnership, trust or estate.

The RPII rules will not apply with respect to a Non-U.S. Carrier for a taxable year if (1) at all times during its taxable year less than 20% of the total combined voting power of all classes of such Non-U.S. Carrier’s voting stock and less than 20% of the total value of all of its stock is owned (directly or indirectly) by persons who are (directly or indirectly) insured under any policy of insurance or reinsurance issued by such Non-U.S. Carrier or who are related persons to any such person or (2) the Non-U.S. Carrier’s RPII (determined on a gross basis) is less than 20% of its insurance income (as so determined) for the taxable year, determined with certain adjustments.
Our Non-U.S. Carriers generally provide reinsurance to our other subsidiaries and affiliates. If such other subsidiaries or affiliates were treated as related (as defined above) to a RPII Shareholder, or our Non-U.S. Carriers reinsured risks of our RPII Shareholders or their related persons, earnings from such reinsurance would constitute RPII. However, we do not believe any of our subsidiaries or affiliates will be treated as “related” to a RPII Shareholder based on the expected ownership of our shares, nor do we anticipate that our Non-U.S. Carriers will reinsure the risks of our RPII Shareholders in any material amount.
Based on the foregoing, we do not expect U.S. Holders to have RPII inclusions. Nonetheless, we cannot provide assurances that our Non-U.S. Carriers will not recognize RPII due to uncertainty about the proportions of future ownership of our shares and the complexity of certain attribution rules that apply for purposes of determining whether a RPII Shareholder would be considered to have control of and, therefore, be related to our subsidiaries or affiliates for purposes of the RPII rules, or that we will qualify for either of the RPII exceptions above in the event that our Non-U.S. Carriers recognize RPII. Moreover, certain recently issued proposed regulations would expand the scope of RPII to include premium and investment income attributable to a reinsurance policy that directly or indirectly provides coverage to a “related insured”, which would be defined to include a person (other than a publicly traded company) that is more than 50% owned (or treated as more than 50% owned) in the aggregate by United States shareholders of the non-U.S. corporation providing the reinsurance. If finalized in their current form, such regulations may require U.S. persons that own any of our Class A common shares directly or indirectly to include in gross income their pro rata share of the RPII (with certain adjustments), determined as if the RPII were distributed proportionately only to all RPII Shareholders, regardless of whether that income is distributed. It is not certain whether such regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect.
In addition, following the passage of the OBBBA, the calculation of a RPII Shareholder’s pro rata share of RPII is unclear in certain material respects. Shareholders are urged to consult their own tax advisors regarding the application of the RPII rules to them.
U.S. persons who dispose of our Class A common shares may be required to treat any gain as ordinary income for U.S. federal income tax purposes and must comply with other specified reporting requirements.
If a U.S. person disposes of shares in a non-U.S. corporation that is a RPII CFC at any time when the U.S. person owned any shares in the corporation during the five-year period ending on the date of disposition, any gain from the disposition will generally be treated as a dividend to the extent of the U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the U.S. person owned the disposed shares (possibly whether or not those earnings and profits are attributable to RPII). Such dividend may also be taxed at ordinary income rates to the extent it is not treated as “qualified dividend income.” In addition, the shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. Because Accelerant is not itself directly engaged in the insurance business, we do not believe that these rules apply to a disposition of our Class A common shares, although we cannot assure you that the IRS will not successfully assert that these rules apply to a disposition of our Class A common shares in light of the insurance and reinsurance activities of our Non-U.S. Carriers.
While we were not a passive foreign investment company ("PFIC") in 2025 and do not expect to be a PFIC in 2026 or subsequent taxable years, U.S. persons who own our Class A common shares may be subject to adverse tax consequences if Accelerant is considered a PFIC for U.S. federal income tax purposes in any year in which they acquire or hold shares.
If Accelerant is considered a PFIC for U.S. federal income tax purposes, a U.S. person who directly or, in certain cases, indirectly owns our Class A common shares could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply, an interest charge on certain taxes that are deemed deferred as a result of Accelerant’s non-U.S. status and additional information reporting obligations, regardless of the number of shares owned. In general, a non-U.S. corporation will be a PFIC during a taxable year if (i) 75% or more of its gross income constitutes passive income or (ii) 50% or more of its assets produce, or are held for the production of, passive income. For these purposes, passive income generally includes interest, dividends and other investment income. However, income derived in the active conduct of an insurance business by a “qualifying insurance corporation” is not treated as passive income (the “Insurance Exception”). In addition, passive income does not include income of a “qualifying domestic insurance corporation” (“QDIC”). The PFIC provisions also contain a look-through rule under which a non-U.S. corporation will be treated as if it received directly its proportionate share of the income, and held its proportionate share of the assets, of another corporation if it owns at least 25% of the value of the stock of such other corporation. Accelerant does not expect to be considered a PFIC for its current taxable year or any subsequent taxable year. However, because this determination is made annually at the end of each taxable year and is dependent on a number of factors, there can be no assurance that Accelerant will not be considered a PFIC in any taxable year. Moreover, our Non-U.S. Carriers will need to be considered engaged in the active conduct of an insurance business and have applicable insurance liabilities that exceed a certain percentage of their total assets to qualify for the Insurance Exception, among other requirements. It is possible that a Non-U.S. Carrier does not satisfy such requirements in a given taxable year, in which case such a Non-U.S. Carrier may be treated as a PFIC and the PFIC status of Accelerant could be adversely affected as a result.
U.S. persons who own 10% or more of our shares, by vote or by value, will be subject to U.S. federal income taxation at ordinary income rates on our undistributed earnings and profits.
In general, a “10% U.S. Shareholder” (as defined below) of a non-U.S. corporation that is a CFC at any time during a taxable year must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income” and net CFC “tested income” (with various adjustments) with respect to any shares that such 10% U.S. Shareholder owns in such non-U.S. corporation (directly or indirectly through certain entities) during any period of such non-US corporation's taxable year, even if the subpart F income or net CFC tested income is not distributed. A “10% U.S. Shareholder” generally is a U.S. person that owns (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) at least 10% of the total combined voting power or value of all classes of stock of a non-U.S. corporation. “Subpart F income” of a CFC generally includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income), and net CFC tested income is generally any income of the CFC other than subpart F income and certain other categories of income. An entity treated as a foreign corporation for U.S. federal income tax purposes generally is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through non-U.S. entities or constructively), in the aggregate, more than 50% of the total combined voting power of all classes of voting stock of that non-U.S. corporation or more than 50% of the total value of all stock of that non-U.S. corporation. However, for the purposes of taking into account insurance income, these 50% thresholds are generally reduced to 25%. Further, special rules apply for purposes of taking into account any RPII of a non-U.S. corporation, as described above.
Whether Accelerant and our non-U.S. subsidiaries that are classified as corporations for U.S. federal income tax purposes are CFCs for a taxable year will depend upon facts regarding our direct and indirect shareholders, about which we have limited information. Accordingly, no assurance can be provided that Accelerant and such subsidiaries will not be CFCs. In the event Accelerant or such subsidiary is a CFC, any 10% U.S. Shareholders of Accelerant will generally be required to include in gross income for U.S. federal income tax purposes for each taxable year their pro rata shares of all or a portion of the subpart F income and net CFC tested income generated by Accelerant and such subsidiary (with various adjustments), regardless of whether any distributions are made to such 10% U.S. Shareholders. Shareholders should consult their own tax advisors regarding the application of these rules to them.
In addition , a non-U.S. corporation will be treated as a “foreign controlled foreign corporation” (“FCFC”) if it is not a CFC and “foreign controlled United States shareholders” (as defined below) collectively own, directly, indirectly through certain entities or constructively (by application of the rules set forth in Section 958(b) of the Code, generally applying to options, family members, partnerships, estates, trusts or corporations, other than Section 958(b)(4) of the Code, generally prohibiting the attribution to U.S. partnerships, estates, trusts and corporations stock owned by non-U.S. partners, beneficiaries or shareholders), more than 50% of the total combined voting power or total value of the corporation’s stock. Under Section 951B(b) of the Code, any United States person (as defined in Section 957(c) of the Code) who owns directly, indirectly through certain entities or constructively (by application of the rules described in the preceding sentence) 50% or more of the total combined voting power or value of all classes of stock of the non-U.S. corporation will be considered to be a “Foreign Controlled United States Shareholder”. In general, the rules described above with respect to United States Shareholders of CFCs also apply to Foreign Controlled United States Shareholders of FCFCs.
We do not expect to be a FCFC, although we may not have enough information about our ownership to determine such status. If we are, any holder that may be a Foreign Controlled United States Shareholder may have inclusions under the rules described above.

Risks Related to Our Class A Common Shares
The dual class structure of our common shares has the effect of concentrating voting control with the shareholders affiliated with Altamont Capital, including control over decisions that require the approval of shareholders; this will limit your ability to influence corporate matters submitted to a shareholder vote.
Each of our Class B common shares is entitled to ten votes, and each of our Class A common shares, which are the shares owned by the public shareholders, is entitled to one vote. Affiliates of Altamont Capital control approximately 76.7% of the combined voting power of our outstanding common shares.
Pursuant to our amended and restated memorandum and articles of association, each holder of our Class B common shares shall have the right to convert each of its Class B common shares into one Class A common share, at any time, upon notice to us. Additionally, Class B common shares will automatically convert into Class A common shares, on a one-for-one basis, upon transfer (other than a permitted transfer) of Class B common shares; or upon the earlier of (i) the time Class B common shareholders cease to own 50% of the Class B common shares owned by such holders, in aggregate, immediately upon the closing of our initial public offering or (ii) the date which is the third anniversary of the consummation of our initial public offering (July 2028), after which time (in each case) there will be a single class of common shares with one vote per share. The conversion of Class B common shares to Class A common shares will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common shares who retain their shares in the long-term.
Because of the ten-to-one voting ratio between our Class B common shares and our Class A common shares, Altamont Capital (which holds the majority of our outstanding Class B common shares) controls a majority of the combined voting power of our common shares and therefore exerts substantial influence over matters submitted to our shareholders so long as Altamont Capital owns a requisite percentage of our total outstanding common shares (in the form of either Class B common shares or Class A common shares). Concentrated control may limit your ability to influence corporate matters for the foreseeable future.
An active trading market for our Class A common shares may not be maintained.
Our Class A common shares have only been trading on the NYSE since July 2025, and we cannot assure our shareholders that an active trading market will be sustained. Whether an active public market for our Class A common shares will be maintained depends on a number of factors, including the extent of institutional investor interest in us, the attractiveness of our equity securities in comparison to other equity securities, our financial performance and general equity and bond market conditions. If an active trading market for our Class A common shares is not maintained, our shareholders may have difficulty selling our Class A common shares, which could adversely affect the price that our shareholders receive for such shares.
Applicable insurance laws could make it difficult to effect a change of control of our Company.
The insurance laws and regulations of the various jurisdictions in which our insurance subsidiaries are organized could delay or impede a business combination involving us. In the U.S., state insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. These and other regulatory restrictions could delay, deter or prevent a potential merger or sale of our company, even if our Board of Directors decides that it is in the best interests of shareholders for us to merge or be sold. These restrictions could also delay sales by us or acquisitions by third parties of our insurance subsidiaries.
Our operating results and share price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment.
Our quarterly operating results could fluctuate in the future . In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. A number of factors could negatively affect the price per share of our Class A common shares, including:
•market conditions in the broader stock market;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new products or services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•results of operations that vary from expectations of securities analysts and investors;

•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•strategic actions by us or our competitors;
•announcement by us, our competitors or our acquisition targets;
•sales, or anticipated sales, of large blocks of our Class A common shares, including by our directors, executive officers, and principal shareholders;
•additions or departures in our Board of Directors, senior management or other key personnel;
•regulatory, legal, or political developments;
•public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation and governmental investigations;
•changing economic conditions;
•changes in accounting principles;
•any indebtedness we may incur or securities we may issue in the future;
•default under agreements governing our indebtedness;
•exposure to capital and credit market risks that adversely affect our investment portfolio or our capital resources;
•changes in our A.M. Best or credit ratings; and
•other events or factors, including those from natural disasters, war, acts of terrorism, or responses to these events.
In addition, the stock markets, including the NYSE, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities. In times of stock price volatility, shareholders can often institute securities class action litigation against the issuer of such stock. If any of our shareholders bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.
If securities or industry analysts do not publish research or reports about our business, or if they publish unfavorable research or reports, or they adversely change their recommendations regarding our Class A common shares, or if our results of operations do not meet their expectations, the market price for our Class A common shares and trading volume could decline.
The trading market for our Class A common shares will be influenced by research or reports that industry or securities analysts publish about our business. We do not have any control over these analysts. As a newly public company, we may be slow to attract research coverage. If any of the analysts who may cover us provide inaccurate or unfavorable research, issue an adverse opinion regarding our share price or if our results of operations do not meet their expectations, our share price could decline. Moreover, if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
The sale or availability for sale of substantial amounts of our Class A common shares could adversely affect their market price.
Sales of substantial amounts of our Class A common shares in the public market, or the perception that these sales could occur, could adversely affect the market price of our Class A common shares and could materially impair our ability to raise capital through equity offerings in the future.
In addition, an aggregate of 50,963,139 of our Class A common shares, representing 44.5% of our outstanding Class A common shares, are pledged to secure obligations of certain of our executive officers, including all three of our Co-Founders, as well as an additional employee, under loan agreements with third-party lenders. 49,123,519 Class A common shares, or 42.9% of our outstanding Class A common shares are beneficially owned by Jeff Radke, our Co-Founder and Chief Executive Officer and a member of our Board of Directors, Christopher Lee-Smith, our Co-Founder and Head of Distribution and a member of our Board of Directors, and Frank O’Neill, our Co-Founder and Chief Underwriting Officer. All parties, including Messrs. Radke, Lee-Smith and O’Neill, are, as of the date of this Annual Report on Form 10-K, in compliance with all obligations under the terms of their loan agreements.
If any of the borrowers defaults on obligations under these agreements, the third-party lenders may exercise their rights under the applicable loan agreement. Any exercise of these rights could adversely affect the market price of our Class A common shares.

Because we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of our Class A common shares for return on your investment.
We currently intend to retain all of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our Class A common shares as a source for any future dividend income.
Our Board of Directors has complete discretion regarding dividend distributions. Even if our Board of Directors decides to declare and pay dividends, the timing, amount and form of future dividends, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of we receive from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors, as well as regulatory restrictions on the ability of our insurance subsidiaries to issue dividends.
Our success depends on our ability to retain, attract and develop experienced and qualified personnel, including our senior management team and other personnel.
We depend upon our senior management team who possess extensive knowledge and a deep understanding of our business and strategy, and the insurance market as a whole. The unexpected loss of any of our senior management team could have a disruptive effect adversely impacting our ability to manage our business effectively. Competition for experienced professional personnel in the insurance industry is intense, and we are constantly working to retain and attract these professionals. If we cannot successfully do so, our business, results of operations, financial condition and prospects could be adversely affected.
We may change our underwriting guidelines or strategy without shareholder approval.
Our management has the authority to change our underwriting guidelines or our strategy without notice to our shareholders and without shareholder approval. As a result, we may make fundamental changes to our operations without shareholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy described in the section entitled “Business” or elsewhere in this Annual Report on Form 10-K.
Our amended and restated memorandum and articles of association contain anti-takeover provisions that could have a material adverse effect on the rights of holders of our Class A common shares.
Our amended and restated memorandum and articles of association contain provisions to limit the ability of others to acquire control of our company or cause us to engage in change-of-control transactions. These provisions could have the effect of depriving our shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transaction. In addition, our Board of Directors has the authority, without further action by our shareholders, to issue preference shares in one or more classes and to fix their designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our common shares. Preference shares could be issued quickly with terms having the effect of delaying or preventing a change in control of our company or making removal of management more difficult. Our Board of Directors also has the power, without shareholder approval, to set the terms of any such preference shares that may be issued, including voting rights, dividend rights, preferences over our common shares with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preference shares in the future that have preference over our common shares with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preference shares with voting rights that dilute the voting power of our common shares, the rights of holders of our common shares or the price of our Class A common shares could be adversely affected.
Our principal shareholders have substantial influence over our company. Their interests may not be aligned with the interests of our other shareholders, and they could prevent or cause a change of control or other transactions.
As of December 31, 2025, affiliates of Altamont Capital beneficially own an aggregate of 90,916,841 Class B common shares, representing 76.7% of the combined voting power of our common shares outstanding. Altamont Capital has a significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, the election of directors and other significant corporate actions. Altamont Capital also has the power to prevent or cause a change in control for so long as Altamont Capital beneficially owns a majority of our total outstanding common shares and will retain significant influence over such a decision after they cease to own a majority. Without the consent of Altamont Capital, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. The interests of our largest shareholders may differ from the interests of our other shareholders. The concentration in the ownership of our Class A common shares and Class B common shares may cause a material decline in the value of our Class A common shares.

Altamont Capital and its affiliates engage in a broad spectrum of activities, including investments in industries in which we operate. In the ordinary course of their business activities, Altamont Capital and its affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or partners of ours. Our amended and restated memorandum and articles of association provide that none of Altamont Capital, any of its affiliates or any director who is not employed by us will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Altamont Capital and its affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Altamont Capital and its affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.
You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we are incorporated under Cayman Islands law.
We are an exempted company incorporated under the laws of the Cayman Islands with limited liability. Our corporate affairs are governed by our memorandum and articles of association, the Cayman Islands Companies Act (As Revised) (the “Cayman Companies Act”) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary duties of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from the common law of England, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of our shareholders and the fiduciary duties of our directors under Cayman Islands law differ from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, some U.S. states, such as Delaware, have more prescriptive and judicially interpreted bodies of corporate law than the Cayman Islands. In addition, Cayman Islands companies may not have the standing to initiate a shareholder derivative action in a federal court of the United States.
Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.
Certain corporate governance practices in the Cayman Islands, which is our home country, differ significantly from requirements for companies incorporated in other jurisdictions such as the U.S. Currently, we do not plan to rely on home country practice with respect to any corporate governance matter. However, if we choose to follow our home country practice in the future, our shareholders may be afforded less protection than they otherwise would under rules and regulations applicable to U.S. domestic issuers.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our management, members of the Board of Directors or controlling shareholders than they would as public shareholders of a company incorporated in the United States.
As a newly public company, we are subject to extensive regulatory and compliance requirements that place significant demands on our resources and management and may adversely affect our business and operating results.
As a newly public company, we are subject to the reporting and compliance requirements of the Securities Exchange Act of 1934, as amended, the listing standards of the NYSE and other applicable securities rules and regulations. Compliance with these requirements has increased, and will continue to increase, our legal, accounting, financial reporting and compliance costs and require significant management time and attention, which may divert management’s focus from operating and growing our business.
We are required to maintain effective disclosure controls and procedures and internal control over financial reporting. Although we have implemented controls and procedures designed to address these requirements, our controls may not be effective in preventing or detecting errors or misstatements, and we may identify deficiencies or material weaknesses in the future that require remediation. While we currently qualify as an emerging growth company and are not yet required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting, we will be subject to this requirement once we no longer qualify as an "emerging growth company". Any failure to maintain effective internal controls could adversely affect our ability to report our financial results accurately and timely and could result in a loss of investor confidence.

In addition, laws, regulations and standards relating to public company governance, disclosure and reporting continue to evolve, and compliance with new or changing requirements may increase our costs, require changes to our systems and processes and expose us to increased risk of regulatory scrutiny. Being a public company has also increased the cost of obtaining director and officer liability insurance and may make it more difficult to attract and retain qualified directors, particularly audit committee members, and experienced executive officers.
We have a history of losses, which may limit our ability to develop our Risk Exchange and inhibit us from making investments in developing and expanding our business.
We have a history of losses and may incur additional losses in the near term as we continue to make investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to remain profitable. If we are unable to remain profitable, this may limit our ability to develop our Risk Exchange, sign up new Members and Risk Capital Partners and grow our revenues. Future net losses may also lead to a reduction in premiums written through the Risk Exchange, which would inhibit us from making investments in developing and expanding our business, and may also lead to a change in our A.M. Best or credit ratings.
Changes in accounting practices and future pronouncements may materially affect our reported financial results.
Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, shareholder’s equity and other relevant financial statement line items.
Our U.S. insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted and adopted on a state level, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.
As a result of becoming a public company, we are obligated to develop and maintain proper and effective disclosure controls and procedures and internal control over financial reporting. Our controls and procedures may not be effective, which may adversely affect investor confidence in us and, as a result, the value of our Class A common shares.
We have designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are also engaged in the intensive process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in the time required. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the value of our Class A common shares to decline, and we may be subject to investigation or sanctions by the SEC.
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K (or our 2026 Form 10-K). This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will also be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following this Annual Report on Form 10-K, or the date we no longer qualify as an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.
We are an “emerging growth company” and we expect to elect to comply with reduced public company reporting requirements, which could make our Class A common shares less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and, as such, we have elected to comply with certain reduced public company reporting requirements. For as long as we continue to be an emerging growth company, we may continue to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, among others, (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may continue to be an emerging growth company for up to five years after the first sale of our Class A common shares pursuant to an effective registration statement under the Securities Act, which fifth anniversary will occur in 2030. However, if certain events occur prior to the end of such five-year period, including if we become a "large accelerated filer," our annual reported revenue in our consolidated financial statements exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have made certain elections with regard to the reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and may elect to take advantage of other reduced disclosure obligations in future filings. As a result, the information that we provide to holders of our Class A common shares may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors may find our Class A common shares less attractive as a result of reliance on these exemptions. If some investors find our Class A common shares less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our Class A common shares and the market price for our Class A common shares may be more volatile.
We are a “controlled company” and, as a result, we are exempt from obligations to comply with certain corporate governance requirements.
We are a “controlled company” for purposes of the NYSE listing requirements, and as such, we are exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our Board of Directors consists of independent directors, and that we have nominating and compensation committees that are each composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee (which we have). Similarly, once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to the nominating and compensation committees, on a phase-in schedule as set forth in the NYSE listing requirements, with the trigger date being the date we are no longer a “controlled company.” Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our Board of Directors. Additionally, other than Altamont Capital and any of its affiliates, no holder of common shares or any of its affiliates shall be permitted to hold greater than 9.9% of the aggregate combined voting power of Accelerant (the “Voting Power Threshold”), and any votes to which such holder would otherwise be entitled in excess thereof shall be disregarded.
Certain of our directors have relationships with Altamont Capital, which may cause conflicts of interest with respect to our business.
Two of our directors are affiliated with Altamont Capital, our majority shareholder and an affiliate of our controlling shareholder. Our Altamont Capital directors have fiduciary duties to us and, in addition, have duties to Altamont Capital. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and Altamont Capital, whose interests may be adverse to ours in some circumstances.
Certain judgments obtained against us by our shareholders may not be enforceable.
We are a Cayman Islands company and a portion of our assets are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against us in the United States in the event that you believe that your rights have been infringed under U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands may render you unable to enforce a judgment against our assets. We have been advised by our Cayman Islands legal counsel, Maples and Calder (Cayman) LLP, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the securities laws of the United States or any State; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the securities laws of the United States or any State, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Our business depends on the confidentiality, integrity and availability of data, information technology systems and proprietary technology that support our operations. We rely on a broad range of information technology systems and digital assets across our business, including systems that support corporate operations, finance, human resources, legal and compliance, data analytics, communications, and the activities of our subsidiaries and affiliated entities, as well as the Accelerant Risk Exchange, our data-driven platform that connects our Members with Risk Capital Partners. These systems process and store sensitive Company, employee, Member, Risk Capital Partner, policyholder, and third-party information, and are critical to the execution of our business strategy and day-to-day operations. As a result, cybersecurity and data protection risks extend across our business are not limited to our platform technology, but extend across the Company’s operations more generally.
Our operations involve the collection, processing, transmission and storage of significant volumes of information, often across multiple jurisdictions, which increases the complexity of managing cybersecurity and data privacy risks. To address these risks, we take a comprehensive approach to cybersecurity and data protection risk management and devote significant resources to developing, implementing and maintaining measures designed to meet the various regulatory requirements applicable in the jurisdictions in which we operate and the expectations of our Members, Risk Capital Partners, policyholders and third-party service providers. We continue to evolve our cybersecurity program and maintain the security of our data and technology infrastructure. As of the date of this report, we are not aware of any cybersecurity incidents that have materially impacted the Company during the last three years. Although such risks have not materially affected us to date, we have, from time to time, experienced cybersecurity threats and non-material incidents. For more information about the cybersecurity risks we face, see “Risk Factors―We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales, and operating results” included elsewhere in this Annual Report on Form 10-K.
Risk Management and Strategy
Our processes for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall enterprise risk management program, which is overseen by the Audit Committee of the Board (the “Audit Committee”). Our cybersecurity and data protection program is designed to address risks across all of our operations, including the Risk Exchange, and focuses on data ingestion and transfer, data storage and processing, user access to the platform, and the secure sharing of analytics and portfolio monitoring outputs. Oversight of cybersecurity and data protection risks is provided by the Audit Committee, which assesses the overall threat landscape and management’s actions to monitor and mitigate our risk exposure, and related strategies and investments. The Audit Committee then provides updates on significant cybersecurity and data protection matters to the Board periodically.
We have established comprehensive cybersecurity policies, standards, processes, practices, and controls to mitigate the risk of cyber threats, and we continually invest in prevention and detection technology and employee training to enhance our cybersecurity posture. Our cybersecurity risk management personnel actively monitor and strive to align with the directives issued by the U.S. Cybersecurity and Infrastructure Security Agency.
Collaboration
Cybersecurity and data protection risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, legal, compliance, IT, and business personnel meet regularly to support the Company’s cybersecurity and business resilience programs, including preserving the confidentiality, integrity, and availability of Company, employee, Member, Risk Capital Partner, policyholder, and third-party information; identifying, preventing, and mitigating cybersecurity threats; and responding to cybersecurity incidents.
We maintain controls and procedures designed to support the timely escalation of certain cybersecurity incidents. Decisions regarding legal and regulatory compliance, public disclosure, and reporting are assessed as part of the incident response process and involve the appropriate finance and legal functions. Significant cybersecurity incidents will be reported to the relevant boards and other committees, as necessary and in accordance with established governance processes.

Risk Assessment and Technical Safeguard
Our Business Resilience Steering Committee, chaired by the Chief Risk Officer ("CRO") and comprising senior stakeholders, including the CISO, meets every six weeks to oversee business resilience matters, including cybersecurity. This forum ensures that resilience initiatives are aligned with business priorities, emerging risks are addressed in a timely manner, and the organization responds effectively to evolving regulatory and compliance requirements.
On an annual basis, the enterprise risk management function leads the Risk and Control Self-Assessment (“RCSA”) process, which includes a review and assessment of information security risks and controls. In addition, the Information Security team conducts a comprehensive annual enterprise and cybersecurity risk assessment involving a range of stakeholders. This assessment incorporates inputs from internal and external assurance activities, regulatory and compliance requirements (including ISO 27001), security testing and monitoring activities (such as penetration testing, vulnerability management, and resilience testing), third- and fourth-party risk considerations, external risk intelligence, artificial intelligence risk, and emerging risk trends.
Independent third-party firms are engaged to conduct penetration testing at least annually, and an incident response tabletop exercise is performed on an annual basis. The results of these assessments are used to prioritize initiatives to enhance preventive and detective security controls, recommend improvements to processes, and inform senior management, the Audit Committee, and the Board of Directors, as appropriate.
Throughout the year we conduct vulnerability testing and continually assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on industry best practices, vulnerability assessments, cybersecurity threat intelligence, input from consultants, and incident response experience.
Monitoring and Incident Response Plan
Information security risks are monitored by our security operations center team along with managed services providing continuous monitoring and response.
We maintain cyber insurance coverage, which includes access, through the insurer and its panel of approved vendors, to incident response resources that may be utilized in the event of a cybersecurity incident. These resources may include, as appropriate, forensic investigation, remediation support, legal and regulatory advisory services, and assistance with notification and communications activities. The availability and use of such resources are subject to the terms, conditions, and limits of the applicable insurance policy. We have established a comprehensive incident response plan that is regularly tested and evaluated to confirm its effectiveness.
In the event a cybersecurity incident requires escalation, it is referred to our crisis management team, in accordance with established incident response and escalation procedures. We assess the potential materiality of a cybersecurity incident through a coordinated process involving the Information Security, Finance, Legal, and Risk functions. Based on this assessment, incidents may be escalated to senior management, the Audit Committee, and the Board of Directors, as appropriate.
Third-Party Risk Assessments
Our internal business operations, as well as our Risk Exchange, rely on third parties to support aspects of data ingestion, enrichment, analytics, claims operations, and infrastructure. We maintain a third-party risk management program under which third parties are subject to risk-based due diligence prior to the sharing of sensitive data or the use of third-party-managed computing environments. This process includes reviews by our Compliance, Risk, and Information Security functions. In addition, we conduct ongoing monitoring of the external security posture of certain third parties to identify and assess potential changes in risk.
In addition, our standard terms and conditions for both third-party service provides and prospective Risk Exchange participants include contractual provisions that require vendors and service providers to implement appropriate security requirements, controls, and responsibilities, based on their specific risk profile.
Education and Awareness
Our policies require each of our employees to contribute to our data security efforts. We maintain a human risk management and security awareness program designed to promote a strong security culture and support the protection of Company, employee, Member, Risk Capital Partner, policyholder, and third-party data. The program includes at least annual computer-based information security training, regular communications and awareness campaigns, simulated phishing exercises, and other educational activities, such as videos, webinars, alerts, and periodic culture-related assessments, to enhance employee awareness of how to recognize, detect, and respond to cybersecurity threats.

We have a vested interest in promoting appropriate information security awareness practices across MGAs and Members in which we hold an equity ownership interest. Accordingly, where appropriate, we may engage with management of such entities on information security and cybersecurity awareness considerations.
Governance
Board Oversight
The Audit Committee oversees our overall enterprise risk assessment and risk management policies including risks related to cybersecurity. The Board and Audit Committee drive our organizational approach from the top by providing oversight and establishing expectations for the overall effectiveness and efficiency of the information security program. Each quarter, our CISO provides a quarterly update to the Audit Committee regarding our cybersecurity program, including detection, mitigation, and remediation of significant incidents, if any, that occurred during the quarter. Additionally, on an annual basis, the CISO delivers reports to the Board and Audit Committee with an annual cybersecurity risk assessment that includes information concerning the prevention, detection, mitigation, and remediation of cybersecurity incidents, if any, including material security risks and information security vulnerabilities. The Audit Committee provides a quarterly summary of all important issues to the full Board.
In addition, if warranted based on our response plan, cybersecurity incidents will be escalated to the attention of the Audit Committee while such incidents are ongoing.
Management’s Role
Primary responsibility for assessing and managing our cybersecurity risks rests with our CISO, who reports to our CRO. The CRO chairs the Business Resilience Steering Committee, which provides management oversight and drives alignment on business resilience and security matters across the Company.
The Business Resilience Steering Committee provides oversight of business resilience matters, including cybersecurity. The committee is led by senior management and includes representatives from technology, risk, and information security functions. Through this forum, management reviews cybersecurity and resilience topics, including updates on information security compliance matters such as ISO 27001, and supports alignment with business priorities and oversight of related risks and initiatives.
Item 2. Properties
We currently lease small office spaces in certain locations including Atlanta, New York City, Colorado Springs, Bermuda, Grand Cayman, Brussels, Dublin, London and Malta, including a lease with a co-working company providing access to multiple locations across the U.S. Substantially all of our employees work remotely. We maintain our corporate headquarters in the Cayman Islands. As we expand, we believe suitable additional or substitute space will be leased as and when needed.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.      Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Number of Holders
Our Class A common shares, $0.0000011951862 par value per share, are listed on the New York Stock Exchange (“NYSE”) under the symbol “ARX". Our Class B common shares are not listed nor traded on any stock exchange.
As of March 12, 2026, we had approximately 79 shareholders of record of our Class A common shares and 18 shareholders of record of our Class B common shares. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Dividend Information
Historically, we have not declared a dividend on our common shares and we currently do not have an intention to do so in the foreseeable future. Our strategy is to retain earnings and invest distributions from our operating subsidiaries to fund the development and growth of our business. However, we may re-evaluate this strategy from time to time based on overall market conditions and other factors. Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is largely dependent on dividends and other distributions from our insurance carrier subsidiaries and may also be further limited by repayment obligations and financial covenants in our debt agreements.
Issuer Purchases of Equity Securities
There were no common shares acquired by us during the three months ended December 31, 2025.
Performance Graph
The following graph illustrates the total return from July 25, 2025, the first trading date of our Class A common share after our IPO, through December 31, 2025 for (i) our Class A common share, (ii) the Standard and Poor’s 500 Index, and (iii) the Russell 2000 Index, assuming an investment of $100 on July 25, 2025:

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and our results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and "Risk Factors" in this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Accelerant Holdings, together with its subsidiary companies, connects Members with Risk Capital Partners through its Risk Exchange. We, together with our Risk Capital Partners, provide property and casualty insurance to policyholders via our network of Members, which are typically MGAs. We focus on small-to-medium sized commercial clients primarily in the US, EU, Canada and the UK.
Significant Events and Transactions
Initial Public Offering
We completed our IPO in July 2025. For additional information regarding the IPO, including related net proceeds, equity impact, use of proceeds and expenses associated with the Accelerant Holdings LP distribution and our equity award plans, refer to Note 16 and Note 21 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.
Upsizing of Flywheel Re
The Flywheel Re reinsurance treaty has been extended and upsized through additional capital from new and existing institutional investors, with the most recent upsizing in March 2026 to support business assumed by Flywheel Re over a multi-year risk period scheduled to end in 2028. Flywheel Re is a Cayman Islands special purpose reinsurance company that provides committed multi-year collateralized quota share capacity, capitalized by long-term institutional investors, and it is not consolidated in our financial statements.
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
By harnessing our proprietary technology, access to data, and industry experience, we believe we have created the preeminent marketplace of the specialty insurance industry. As of December 31, 2025, we had 280 Members (an increase of 15 Members since September 30, 2025) and 95 Risk Capital Partners on our platform. We have grown Exchange Written Premium at a 187% compounded annual growth rate since our inception. As we mature and continue to scale our business, we expect our annual growth rate to moderate.

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
Members and Exchange Written Premium Detail

	Years Ended December 31,
	2025		2024		2023
($ in millions)	# of Members	Exchange Written Premium	# of Members	Exchange Written Premium	# of Members	Exchange Written Premium
Independent Members	234	$2,977.0	170	$2,180.4	114	$1,146.3
Mission Members	31	773.7	30	530.5	25	311.6
Owned Members	15	440.1	17	397.5	16	329.4
Total	280	$4,190.8	217	$3,108.4	155	$1,787.3
Exchange Premium Growth Rate		35%		74%		49%
Our Risk Capital Partners (“Demand Side” of the Risk Exchange)
Currently, our Risk Capital Partners include third-party insurance companies, reinsurance companies, and institutional investors. As of December 31, 2025, 18 Risk Exchange Insurers (an increase of three and five Risk Exchange Insurers since September 30, 2025 and December 31, 2024, respectively) accessed gross premium written directly from the Risk Exchange (on a primary insurance basis) rather than via reinsurance from Accelerant Underwriting, accounting for 30% of the premium written on the Risk Exchange for the year ended December 31, 2025, as compared to 16% for the year ended December 31, 2024.

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
For Accelerant Underwriting, we have historically targeted reinsuring approximately 90% of our gross premium written to institutional investors and third-party reinsurers, with Accelerant retaining approximately 10% of these gross premiums written. For the year ended December 31, 2025, Accelerant-Retained Exchange Premium represented 9% of Exchange Written Premium.
Our Business Model
We operate our business across three reportable segments – Exchange Services, which is the core of Accelerant, as well as MGA Operations and Underwriting. Exchange Services and MGA Operations are both fee-based businesses. Underwriting captures the net ceding commission income from reinsurers and Flywheel Re and net underwriting profit from retained business that is written or assumed by Accelerant Underwriting.
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
•MGA Operations: This segment reports all revenue and expenses from Mission Members and Owned Members in which we have majority ownership positions. Equity method accounting is used for Owned Members in which we have a minority equity ownership interest. The largest component of the segment is our investment in the 31 Mission Members as of December 31, 2025. There are 15 Owned Members as of December 31, 2025, of which nine are majority-owned and controlled by us and therefore consolidated in our financial statements.
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

A high-level view of our business model is included below (based on activity for the year ended December 31, 2025 disclosed in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K):
Notes:
(all amounts exclude general and administrative expenses)
(1) Calculated as Exchange Services direct commission income divided by Exchange Written Premium (rounded from 7.9%).
(2) Calculated as MGA Operations direct commission income, net investment income, net realized gains on investments, and net unrealized losses on investments (after excluding unrealized gains of $32.5 million attributable to investments accounted for under the measurement alternative) divided by Exchange Written Premium attributable to Mission Members and Owned Members (rounded from 17.8%).
(3) Calculated as net earned premium and ceding commission income, reduced by losses and loss adjustment expenses and the amortization of DAC, plus net investment income and net realized gains on investments expressed as a percentage of total Underwriting gross earned premium (rounded from 3.7%).

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
Access to Third-Party Capital Providers to Support Members
Our future revenue growth also depends, in part, on our ability to expand our relationships with new and existing third-party capital providers to meet the growth of gross premiums sourced by our Members. We believe that the low-hazard, low-limit specialty business that we source from our Members will continue to attract these Risk Capital Partners. Since 2019, we have grown our Risk Capital Partners from two to 95 as of December 31, 2025. As of December 31, 2025, we had 18 Risk Exchange Insurers.
Sourcing a Portfolio with Sustainable Loss Ratios
Our ability to maintain the support of Risk Capital Partners depends, in part, on maintaining an attractive ratio of gross premiums to gross losses and gross commissions that Risk Capital Partners pay to the Risk Exchange. We believe the historic quality of the portfolio written by our Members is reflected by the gross loss ratios of 51.3%, 54.3% and 51.3% for the years ended December 31, 2025, 2024 and 2023, respectively. We intend to leverage our data and analytics capability and our team of expert underwriters to continue to produce a portfolio with increasing diversification and attractive risk/return characteristics for our Risk Capital Partners.

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
Costs of Being a Public Company
As we continue to operate as a public company, we will be required to continue to implement changes in certain aspects of our business and develop, manage, and train employees to comply with ongoing public company requirements. We have and will also continue to incur new expenses, including public reporting obligations, proxy statements, shareholder meetings, stock exchange fees, transfer agent fees, SEC and Financial Industry Regulatory Authority ("FINRA") filing fees.
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
Direct commission income
Accounting treatment of direct commissions received in the Exchange Services and the MGA Operations segments depends on whether the direct commission is being paid on an intercompany basis or by a third party.
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
Profits interest distribution expenses
Projects interest distribution expenses consist of non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 of our Class A common shares held by Accelerant Holdings LP to certain of our officers and employees that fully vested upon the July 2025 IPO. The ultimate settlement of the profit interest awards was equity neutral as the contribution of the shares to officers and employees was reflected as a capital contribution to us by Accelerant Holdings LP in an equal and offsetting amount to the associated non-cash expense.
Other expenses
Other expenses represent costs related to our non-core business operations, primarily related to our global enterprise resource planning system and integrated financial reporting systems, and legal and advisory costs in connection with corporate development activities including mergers and acquisitions, capital raising activities and entity formations that support our growing business, as well as Mission profit sharing expenses. For the year ended December 31, 2025, other expenses included a termination fee payable to Altamont Capital of $25.0 million related to the then-existing management services agreement.
Income tax expense and deferred tax assets and liabilities
The provision for income tax consists of current and deferred tax expense. The calculation of current and deferred tax expense is based on tax rates and tax laws which have been enacted in the reporting period. Deferred tax assets and liabilities, result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of assets and liabilities used in the various jurisdictional tax returns.
As of December 31, 2025, we had net deferred tax assets of $77.8 million and also apply valuation allowances to certain of our deferred tax assets of unutilized net operating losses (“NOLs”) and other basis differences in jurisdictions that have generated cumulative losses.

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

	Years Ended December 31,
(in millions, unless indicated)	2025	2024	2023
Number of members	280	217	155
Net revenue retention	126%	153%	133%
Exchange written premium(2)	$4,190.8	$3,108.4	$1,787.3
Accelerant direct written premium(2)	70%	84%	90%
Third-party direct written premium(2)	30%	16%	10%
Accelerant-retained exchange premium(2)	9%	8%	11%
Exchange written premium growth rate(2)	35%	74%	49%
Total revenues	$912.9	$602.6	$344.0
Gross loss ratio	51.3%	54.3%	51.3%
(Loss) income before income taxes	$(1,321.9)	$32.0	$(43.9)
Net (loss) income	$(1,345.2)	$22.9	$(64.1)
Non-GAAP financial measures(1)
Adjusted net income (loss) (1)	$178.7	$66.7	$(18.1)
Adjusted EBITDA(1)	$281.8	$113.0	$36.1
Adjusted EBITDA margin(1)	31%	19%	10%
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
As of December 31, 2025, we had 280 Members. Our Members wrote $4.19 billion of Exchange Written Premium for the year ended December 31, 2025. This compares to Exchange Written Premium of $3.11 billion for the year ended December 31, 2024, representing a 35% increase. Of our 280 Members, 31 are Mission Members, 15 are Owned Members, and 234 are Independent Members. Of the $4.19 billion in Exchange Written Premium for the year ended December 31, 2025, 70% was written by Accelerant Underwriting as Accelerant Direct Written Premium and 30% was written by our 18 Risk Exchange Insurers as Third-Party Direct Written Premium.
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
Accelerant-Retained Exchange Premium
We define Accelerant-Retained Exchange Premium, expressed as a percentage, as Accelerant GWP net of ceded written premium for the trailing twelve-month period, divided by total Exchange Written Premium for the trailing twelve-month period. This represents the percentage of total Exchange Written Premium that Accelerant-owned insurance companies retain relative to total written premiums. We expect this retained portion of Exchange Written Premium in the aggregate to decrease over time as Exchange Written Premium is increasingly written with existing and new Risk Exchange Insurers.
For the year ended December 31, 2025, Accelerant Underwriting reinsured 89% of Accelerant GWP to third-party reinsurers. Of this amount, 31% of our Accelerant GWP was ceded to Flywheel Re during the year ended December 31, 2025.
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
We define Adjusted EBITDA as GAAP net income (loss) less the impact of depreciation and amortization, interest expenses, income tax expenses and the following items:
•Other expenses: Represents costs related to our non-core business operations, primarily related to our global enterprise resource planning system and integrated financial reporting systems, and legal and advisory costs in connection with corporate development activities including mergers and acquisitions, capital raising activities, entity formations that support our growing business, and Mission profit sharing expenses.
•Non-recurring profits interest distribution expenses resulting from the IPO: Represents non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 of our Class A common shares held by Accelerant Holdings LP to certain of our officers and employees that fully vested upon the IPO. These expenses were entirely offset by a corresponding capital contribution from Accelerant Holdings LP for that distribution of shares. These expenses only could occur at the date of the IPO and will not recur.
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
We define Adjusted Net Income (Loss) as GAAP net income (loss) less the impact of other expenses, non-recurring profits interest distribution expenses, share-based compensation expenses, and the related tax effects.
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

The following table provides a reconciliation of net (loss) income to Adjusted net income (loss), Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(in millions)	2025	2024	2023
Net (loss) income	$(1,345.2)	$22.9	$(64.1)
Adjustments:
Profits interest distribution expenses	1,379.7	—	—
Share-based compensation expenses (1)	53.6	8.4	4.8
Other expenses (2)	104.1	39.0	46.3
Tax effect of adjustments to net (loss) income (3)	(13.5)	(3.6)	(5.1)
Adjusted net income (loss)	178.7	66.7	(18.1)
Adjustments:
Add back tax effect of adjustments to net income (loss)	13.5	3.6	5.1
Income tax expense	23.3	9.1	20.2
Interest expenses	10.9	12.1	10.9
Depreciation and amortization	35.2	26.6	14.5
Net foreign exchange losses (gains)	20.2	(5.1)	3.5
Adjusted EBITDA	$281.8	$113.0	$36.1
Total revenues	912.9	602.6	344.0
Adjusted EBITDA margin	31%	19%	10%
(1) Share-based compensation expenses are included in "General and administrative" expenses in our consolidated Statement of Operations.
(2) Other expenses for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Years Ended December 31,
(in millions)	2025	2024	2023
System development non-operating costs	$20.0	$14.7	$22.9
Professional costs related to corporate development and capital raise activities	27.7	13.1	16.2
Mission profit sharing expenses (including terminations)	27.6	7.0	—
Managed services agreement termination fee payable to Altamont	25.0	—	—
Individually insignificant costs	3.8	4.2	7.2
Total other expenses	$104.1	$39.0	$46.3
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

Condensed Consolidated Results of Operations
The following tables reflect our consolidated results of operations for the years ended December 31, 2025, 2024 and 2023 in the format that we use to analyze our financial performance. This information is derived from our consolidated financial statements prepared in accordance with GAAP and included elsewhere in this Annual Report on Form 10-K.
Comparison of the Years Ended December 31, 2025 and 2024

Accelerant Holdings
Consolidated Statements of Operations Summary

	Years Ended December 31,
(in millions)	2025	2024
Revenues
Ceding commission income	$356.8	$249.5
Direct commission income	162.0	66.7
Net earned premiums	298.1	226.6
Net investment income	48.7	38.9
Net realized gains on investments	7.9	1.9
Net unrealized gains on investments	39.4	19.0
Total revenues	912.9	602.6
Expenses
Losses and loss adjustment expenses	204.0	167.3
Amortization of deferred acquisition costs	80.3	81.4
General and administrative expenses (1)	400.4	249.3
Interest expenses	10.9	12.1
Depreciation and amortization	35.2	26.6
Profits interest distribution expenses (2)	1,379.7	—
Net foreign exchange losses (gains)	20.2	(5.1)
Other expenses	104.1	39.0
Total expenses	2,234.8	570.6
(Loss) income before income taxes	(1,321.9)	32.0
Income tax expense	(23.3)	(9.1)
Net (loss) income	(1,345.2)	22.9
Adjustment for net (income) loss attributable to non-controlling interests	(8.9)	4.3
Deemed dividend upon redemption of Class C preference shares	(70.9)	—
Net (loss) income attributable to Accelerant common shareholders	$(1,425.0)	$27.2
(1) General and administrative expenses include share-based compensation expenses of $53.6 million and $8.4 million for the years ended December 31, 2025 and 2024, respectively.
(2) Non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 of our Class A common shares held by Accelerant Holdings LP to certain of our officers and employees that fully vested upon our July 2025 IPO. The ultimate settlement of the profit interest awards was equity neutral because the contribution of the shares to officers and employees was reflected as a capital contribution to us by Accelerant Holdings LP, which represented an equal and offsetting amount to the associated non-cash expense. For further information, refer to Note 21 in our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2025 and 2024
Ceding Commission Income
Ceding commission income of $356.8 million for the year ended December 31, 2025 increased $107.3 million (or 43.0%) from the prior year of $249.5 million due to the continued growth in our gross written premium base and the amount ceded to reinsurers. Ceding commission income for the years ended December 31, 2025 and 2024 included an increase of $21.6 million and a reduction of $15.5 million, respectively, due to net sliding scale commission adjustments resulting from the loss experience of covered insurance contracts.
The following table presents the amounts of ceding commissions deferred and amortized for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in millions)	2025	2024
Balance as of January 1,	$193.0	$120.4
Deferral of excess ceding commission income over deferred acquisition costs	400.2	318.7
Amortization of deferred excess ceding commissions to income	(356.8)	(249.5)
Foreign currency translation	(3.9)	3.4
Balance as of December 31,	$232.5	$193.0
The amortization of the excess deferred ceding commissions is recorded as “Ceding commission income” in our consolidated statements of operations.
Direct Commission Income
Direct commission income of $162.0 million for the year ended December 31, 2025 increased $95.3 million (or 142.9%) from the prior year of $66.7 million, primarily driven by commissions from third-party insurers and increased volume in our Exchange Services and MGA Operations segments on business written with unaffiliated entities.
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
Net Earned Premium
Accelerant direct and assumed GWP of $3.38 billion for the year ended December 31, 2025 increased $471.1 million (or 16.2%) from the prior year of $2.91 billion. The increase was driven primarily by new and existing Member growth. Since December 31, 2024, we have added 63 new Members, bringing the total number of Members to 280 as of December 31, 2025. This Member growth was driven by our continued expansion across all of our markets.
Net written premium of $358.5 million for the year ended December 31, 2025 increased $103.9 million (or 40.8%) from $254.6 million in the prior year as a result of GWP growth. We expect this retained portion of Exchange Written Premium in the aggregate to decrease over time as third-party insurance companies, writing directly on the Risk Exchange on a primary basis, continue to increase in number and grow their retention.
Net earned premium of $298.1 million for the year ended December 31, 2025 increased $71.5 million (or 31.6%) from $226.6 million in the prior year as a result of the increased net written premium described above.

The table below shows the amount of premium written on a gross and net basis, as well as net earned premium for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in millions)	2025	2024
Gross written premiums	$3,377.4	$2,906.3
Ceded written premiums	(3,018.9)	(2,651.7)
Net written premiums	$358.5	$254.6

Net earned premiums	$298.1	$226.6
Net Investment Income
Net investment income of $48.7 million for the year ended December 31, 2025 increased $9.8 million (or 25.2%) from $38.9 million in the prior year. The increase was driven primarily by the increase in total average investments year-over-year. Refer to Note 4 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Net Realized Gains on Investments
Net realized gains on investments of $7.9 million for the year ended December 31, 2025 increased $6.0 million (or 315.8%) from $1.9 million in the prior year. The 2025 net realized gains on investments includes a gain of $2.7 million related to the sale of a portion of our interest in one of our owned MGA investments. Refer to Note 4 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Net Unrealized Gains on Investments
Net unrealized gains on investments of $39.4 million for the year ended December 31, 2025 increased $20.4 million (or 107.4%) compared to $19.0 million in the prior year. The 2025 amounts were primarily related to a gain of $29.9 million related to an observable price increase on one of our owned MGA investments accounted for under the measurement alternative and a gain of $8.4 million relating to an investment in a TPA. The 2024 amounts were also primarily related to observable price increases related to similar investments accounted for under the measurement alternative. Refer to Note 4 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Loss and Loss Adjustment Expenses
Net losses and LAE of $204.0 million for the year ended December 31, 2025 increased $36.7 million (or 21.9%) compared to $167.3 million in the prior year. This increase was driven primarily by growth in our net earned premium base.
Gross incurred losses and LAE of $1.58 billion for the year ended December 31, 2025 increased by $372.2 million (or 30.7%) compared to the prior year of $1.21 billion, while ceded losses and LAE of $1.38 billion for the year ended December 31, 2025 increased $335.5 million (or 32.1%) compared to the prior year of $1.04 billion under our external reinsurance program.
Our net loss ratios of 68.4% and 73.8% differ from the gross loss ratios of 51.3% and 54.3% for the years ended December 31, 2025 and 2024, respectively, primarily due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which, in most cases, inures to the benefit of our Risk Capital Partners, supports our management of downside risk to large losses within our financial statements.
See “Segment Information—Comparison of the years ended December 31, 2025 and 2024—Underwriting” below for further information regarding our loss and loss adjustment expenses.
The table below reflects our net loss ratio for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in millions)	2025	2024
Gross incurred loss and LAE	$1,584.3	$1,212.1
Ceded incurred loss and LAE	(1,380.3)	(1,044.8)
Net incurred loss and LAE	$204.0	$167.3
Net loss ratio	68.4%	73.8%
Amortization of Deferred Acquisition Costs
Amortization of DAC of $80.3 million for the year ended December 31, 2025 decreased by $1.1 million (or 1.4%) compared to $81.4 million in the prior year due to a decrease in our retention rate of net earned premium, partially offset by growth in our business.
The following table presents the amounts of acquisition costs deferred and amortized for insurance business retained by us for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in millions)	2025	2024
Balance as of January 1,	$60.7	$53.0
Direct commissions and other acquisition costs on retained business	96.0	89.5
Amortization of deferred acquisition costs	(80.3)	(81.4)
Foreign currency translation losses	0.5	(0.4)
Balance as of December 31,	$76.9	$60.7
General and Administrative Expenses
General and administrative expenses of $400.4 million for the year ended December 31, 2025 increased $151.1 million (or 60.6%) compared to $249.3 million in the prior year, although as noted below, when excluding the share-based compensation expenses, the increase was 44.0% which was lower than the 51.5% increase in total revenues.
The increase in general and administrative expenses was primarily attributable to increases in employee compensation and benefits, driven by growth in headcount to support our growth across all markets, share-based compensation expenses, consisting of equity grants awarded prior to, in conjunction with, and subsequent to the IPO, consulting and professional fees, and other administrative expenses.

The following table presents the components of general and administrative expenses for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in millions)	2025	2024
Employee compensation and benefits	$231.7	$164.6
Consulting and professional fees	72.0	45.4
Share-based compensation expenses	53.6	8.4
Other administrative expenses, net	43.1	30.9
Total general and administrative expenses	$400.4	$249.3
Interest Expenses
Interest expenses of $10.9 million for the year ended December 31, 2025 decreased $1.2 million (or 9.9%) compared to $12.1 million in the prior year. The decline was driven primarily by lower interest rates year-over-year.
Depreciation & Amortization
Depreciation and amortization expenses of $35.2 million for the year ended December 31, 2025 increased $8.6 million (or 32.3%) compared to $26.6 million in the prior year driven primarily by increased amortization of a larger balance of capitalized information technology development costs.
Profits Interest Distribution Expenses
Profits interest distribution expenses consisted of non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 of our Class A common shares held by Accelerant Holdings LP to certain of our officers and employees that fully vested upon the IPO. The ultimate settlement of the profits interest awards was equity neutral as the contribution of the shares to officers and employees was reflected as a capital contribution to us for those shares contributed by Accelerant Holdings LP in an equal and offsetting amount to the associated non-cash expense. For further information, refer to Note 21 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.
Net Foreign Exchange (Gains) Losses
For the years ended December 31, 2025 and 2024, we recognized net foreign exchange losses of $20.2 million and net foreign exchange gains of $5.1 million, respectively. As noted above, transactions in currencies other than the functional currency of our various international-based subsidiary companies are remeasured into their functional currency, and the resulting foreign exchange gains or losses are reflected in net foreign currency exchange gains (losses). Such gains and losses are generally offset by the translation of our subsidiary companies who have the corresponding reinsurance-related balances within their own functional currencies, whereby such effects are translated to other comprehensive income, yielding a much lower net impact on total comprehensive income and equity.
For the years ended December 31, 2025 and 2024, offsetting foreign exchange gains of $12.4 million and losses of $4.9 million were recognized in other comprehensive income related to foreign currency translation adjustments, respectively. Also included were $4.5 million of gains and $3.5 million of losses for the years ended December 31, 2025 and 2024, respectively, related to foreign exchange impacts related to unrealized gains (losses) on fixed maturity securities.
See "Foreign Exchange Currency Risk" below for further information regarding how we mitigate risks resulting from foreign exchange currency fluctuations.
Other Expenses
Other expenses of $104.1 million for the year ended December 31, 2025 increased $65.1 million (or 166.9%) compared to $39.0 million in the prior year. The increase was driven primarily by a $25.0 million termination fee payable to Altamont related to a then-existing management services agreement and a $20.6 million increase in Mission profit sharing expenses, most of which was attributed to a $15.8 million charge for permanent settlement of certain of our Mission Member series profit sharing arrangements. Mission's profit sharing and award programs are a central part of our strategy to create long-term alignment with both Member series heads and key members of Mission's management team through performance-based incentives. Mission's business continues to perform well beyond our expectations and we view the issuance of such awards to represent significant long-term value for Accelerant.

We also experienced increases in professional costs related to corporate development activities of $14.6 million, which included $5.0 million of expenses specifically related to our recently completed IPO that were not eligible for offset within equity, and a $5.3 million increase in system development non-operating expenses driven by costs associated with supporting the development and implementation of our integrated reinsurance and accounting systems.

	Years Ended December 31,
(in millions)	2025	2024
System development non-operating costs	$20.0	$14.7
Professional costs related to corporate development and capital raise activities	27.7	13.1
Mission profit sharing expenses (including terminations)	27.6	7.0
Managed services agreement termination fee payable to Altamont	25.0	—
Individually insignificant costs	3.8	4.2
Total other expenses	$104.1	$39.0
Income Tax Expense
Income tax expense was $23.3 million for the year ended December 31, 2025, representing an increase of $14.2 million (or 156.0%) compared to the prior year. Our consolidated effective tax rates (“ETRs”) were (1.8)% and 28.4%, respectively for the years ended December 31, 2025 and 2024. The ETR for the year ended December 31, 2025 was impacted by certain discrete items related to non-deductible profits interest distribution expense and termination fee costs incurred in connection with our recent IPO and gains from the revaluation of other investments under the measurement alternative.
The comparability of our income tax expense and corresponding ETR to prior years was significantly impacted by our March 2025 change in the Accelerant Holdings and certain intermediary holding companies (together, the "Holding Companies") tax residency from the Cayman Islands to the UK, following approval of our Board of Directors. Upon becoming UK tax residents, the Holding Companies benefitted from operational efficiencies including, but not limited to, lower withholding tax rates applicable to dividend distributions from certain US subsidiaries under the US-UK tax treaty. In addition, the aggregate income (loss) of the Holding Companies became subject to UK income tax effective as of the March 2025 date of change to UK tax residency. The Holding Companies income or losses generate UK tax expense or tax benefits (to the extent that there is current or projected taxable income available in our UK operations).
In addition, and notably in periods prior to March 2025, the comparability of our tax expense and ETRs was challenged due to the mix of taxable income subject to tax in certain jurisdictions, losses incurred in zero tax rate jurisdictions and valuation allowances offsetting available carry-forward losses in certain jurisdictions. The relationship of our income tax expense to pre-tax income (loss) is atypical because our taxable income has predominately been generated in the US, UK, Ireland, and Puerto Rico resulting in income tax expense in those jurisdictions (entities in such jurisdictions are referred to as “tax-paying entities”).
Meanwhile, we have incurred operating losses in zero tax rate jurisdictions (such as in our corporate and reinsurance entities in the Cayman Islands resulting in no income tax benefit. We have also incurred pre-tax operating losses in Belgium and other jurisdictions where we have generated cumulative operating losses; however, in each of those cases, a valuation allowance has been recorded against the corresponding deferred tax assets (entities in these two types of jurisdictions are referred to as “non-tax paying entities”).

Taxable losses in one jurisdiction generally cannot be applied to offset earnings in another. In certain other jurisdictions, losses in one entity may not be used to offset taxable income generated by another entity in that same jurisdiction.
The composition of our ETRs among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total ETR, for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31, 2025				Year Ended December 31, 2024
(in millions)	Tax-paying entities	Nondeductible profits interests and termination fee expenses	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
Income (loss) before income taxes	$124.4	$(1,404.7)	$(41.6)	$(1,321.9)	$142.3	$(110.3)	$32.0
Income tax expense	23.3	—	—	23.3	9.1	—	9.1
Effective tax rate	18.7%	—	—	(1.8)%	6.4%	—	28.4%
The ETR for the year ended December 31, 2024 benefitted from a net release in our valuation allowance of $9.7 million as further described in Note 10 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.
Enactment of new US tax legislation
On July 4, 2025, the US enacted the budget reconciliation package H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which includes a number of income tax provisions, among others. We are still analyzing any potential impact of the tax provisions in the OBBBA, but we do not expect these provisions to have a material impact on our results from operations.

Comparison of the Years Ended December 31, 2024 and 2023

Accelerant Holdings
Consolidated Statements of Operations Summary

	Years Ended December 31,
(in millions)	2024	2023
Revenues
Ceding commission income	$249.5	$164.2
Direct commission income	66.7	37.6
Net earned premiums	226.6	105.1
Net investment income	38.9	19.3
Net realized gains on investments	1.9	0.5
Net unrealized gains on investments	19.0	17.3
Total revenues	602.6	344.0
Expenses
Losses and loss adjustment expenses	167.3	80.3
Amortization of deferred acquisition costs	81.4	49.9
General and administrative expenses (1)	249.3	182.5
Interest expenses	12.1	10.9
Depreciation and amortization	26.6	14.5
Net foreign exchange (gains) losses	(5.1)	3.5
Other expenses	39.0	46.3
Total expenses	570.6	387.9
Income (loss) before income taxes	32.0	(43.9)
Income tax expense	(9.1)	(20.2)
Net income (loss)	22.9	(64.1)
Adjustment for net loss attributable to non-controlling interests	4.3	15.3
Net income (loss) attributable to Accelerant common shareholders	$27.2	$(48.8)
(1) General and administrative expenses include share-based compensation expenses of $8.4 million and $4.8 million for the years ended December 31, 2024 and 2023, respectively.
Comparison of the Years Ended December 31, 2024 and 2023
Ceding Commission Income
Ceding commission income of $249.5 million for the year ended December 31, 2024 increased $85.3 million (or 51.9%) from the prior year as we continued to grow our premium base and the amount ceded to reinsurers. Ceding commission income for the years ended December 31, 2024 and 2023 included reductions of $15.5 million and $19.1 million, respectively, due to net sliding scale commission adjustments resulting from the loss experience of covered insurance contracts.

The following table presents the amounts of ceding commissions deferred and amortized for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in millions)	2024	2023
Balance as of January 1,	$120.4	$84.5
Deferral of excess ceding commission income over deferred acquisition costs	318.7	202.7
Amortization of deferred excess ceding commissions to income	(249.5)	(164.2)
Foreign currency translation	3.4	(2.6)
Balance as of December 31,	$193.0	$120.4
The amortization of the excess deferred ceding commissions is recorded as ceding commission income in our consolidated statements of operations.
Direct Commission Income
Direct commission income of $66.7 million for the year ended December 31, 2024 increased by $29.1 million (or 77.4%) compared to the prior year primarily due to commissions from third-party Risk Exchange business and increased volume in our Exchange Services and MGA Operations segments on business written with unaffiliated entities during the year ended December 31, 2024.
Additionally, the portion of our business between Accelerant-affiliated entities (including from Underwriting to Exchange Services and Exchange Services to MGA Operations) increased year-over-year. However, all transactions between affiliated entities are fully eliminated in our consolidated results of operations. A discussion of the impact of consolidation and elimination adjustments is further discussed below under “— Segment Information — Consolidation and Elimination Adjustments.”
Net Earned Premium
Accelerant direct and assumed GWP of $2.91 billion for the year ended December 31, 2024 increased by $1.21 billion (or 71.2%) from the prior year primarily due to new and existing Member growth. Since December 31, 2023, 62 new Members were added, resulting in 217 Members as of December 31, 2024. This Member growth was driven by our continued expansion within the U.S. market, maintenance of our Member growth in Europe, and our recent expansion into Canada.
Net written premium of $254.6 million for the year ended December 31, 2024 increased by $63.7 million (or 33.4%) from the prior year as a result of GWP growth.
Net earned premium of $226.6 million for the year ended December 31, 2024 increased by $121.5 million (or 115.6%) from the prior year as a result of the increased net written premium described above.
The table below shows the amount of premium written on a gross and net basis, as well as earned premium for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in millions)	2024	2023
Gross written premiums	$2,906.3	$1,697.8
Ceded written premiums	(2,651.7)	(1,506.9)
Net written premiums	$254.6	$190.9

Net earned premiums	$226.6	$105.1
Net Investment Income
Net investment income of $38.9 million for the year ended December 31, 2024 increased $19.6 million (or 101.6%) compared to the prior year primarily due to the significant increase in investments. Refer to Note 4 to our annual consolidated financial statements for additional information.

Net Realized Gains on Investments
Net realized gains on investments of $1.9 million for the year ended December 31, 2024 increased $1.4 million (or 280.0%) as compared to 2023. Refer to Note 4 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Net Unrealized Gains on Investments
Net unrealized gains on investments of $19.0 million increased $1.7 million (or 9.8%) compared to the year ended December 31, 2024 as compared to 2023. Refer to Note 4 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Loss and Loss Adjustment Expenses
Net losses and LAE of $167.3 million increased $87.0 million (or 108.3%) for the year ended December 31, 2024 as compared to the prior year due to the increase in our net earned premium of $226.6 million and $105.1 million for the years ended December 31, 2024 and 2023, respectively.
Gross incurred losses and LAE increased $534.9 million (or 79.0%), while ceded losses and LAE increased $447.9 million (or 75.0%) under our external reinsurance program.
Our net loss ratios of 73.8% and 76.4% differ from the gross loss ratios of 54.3% and 51.3% for the years ended December 31, 2024 and 2023, respectively, due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which inures to the benefit of our risk capital partners, supports our management of downside risk to large losses within our financial statements.
See “Segment Information—Comparison of the Year Ended December 31, 2024 and 2023—Underwriting” below for further information regarding our loss and loss adjustment expenses.
The table below reflects our net loss ratio for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in millions)	2024	2023
Gross incurred loss and LAE	$1,212.1	$677.2
Ceded incurred loss and LAE	(1,044.8)	(596.9)
Net incurred loss and LAE	$167.3	$80.3
Net loss ratio	73.8%	76.4%
Amortization of Deferred Acquisition Costs
Amortization of deferred acquisition costs of $81.4 million for the year ended December 31, 2024 increased by $31.5 million (or 63.1%) compared to the prior year due to the amortization of DAC from the increase in net earned premium.
The following table presents the amounts of acquisition costs deferred and amortized for insurance business retained by us for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in millions)	2024	2023
Balance as of January 1,	$53.0	$26.6
Direct commissions and other acquisition costs on retained business	89.5	75.6
Amortization of deferred acquisition costs	(81.4)	(49.9)
Foreign currency translation losses	(0.4)	0.7
Balance as of December 31,	$60.7	$53.0

General and Administrative Expenses
General and administrative expenses of $249.3 million increased by $66.8 million (or 36.6%) for the year ended December 31, 2024 as compared to the prior year due to our continued expansion and overall growth. The year-over-year increase primarily related to employee compensation and benefit costs driven by growth in headcount to support our growth across all markets, while consulting, professional and other expenses also increased at a rate notably less than our overall increase in premium and revenue growth.
The following table presents the components of general and administrative expenses for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in millions)	2024	2023
Employee compensation and benefits	$164.6	$123.4
Consulting and professional fees	45.4	30.3
Share-based compensation expenses	8.4	4.8
Other administrative expenses, net	30.9	24.0
Total general and administrative expenses	$249.3	$182.5
Interest Expenses
Interest expenses of $12.1 million increased $1.2 million (or 11.0%) for the year ended December 31, 2024 as a result of higher interest rates compared to the prior year.
Depreciation & Amortization
Depreciation and amortization expenses of $26.6 million increased $12.1 million (or 83.4%) for the year ended December 31, 2024 as compared to the prior year primarily due to increased amortization of capitalized information technology development costs.
Other Expenses
Other expenses of $39.0 million decreased $7.3 million (or 15.8%) for the year ended December 31, 2024 as compared to the prior year, primarily related to a decrease of $8.2 million in system development non-operating expenses, including certain costs associated with supporting the development and implementation of accounting and financial reporting systems, a decrease of $3.1 million in professional costs related to corporate development activities, and a decrease of $3.0 million in individually insignificant costs, partially offset by an increase of $7.0 million of Mission profit sharing expenses.

	Years Ended December 31,
(in millions)	2024	2023
System development non-operating costs	$14.7	$22.9
Professional costs related to corporate development and capital raise activities	13.1	16.2
Mission profit sharing expenses	7.0	—
Individually insignificant costs	4.2	7.2
Total other expenses	$39.0	$46.3
Income Tax Expense
Income tax expense of $9.1 million decreased $11.1 million (or 55.0%) for the year ended December 31, 2024 as compared to the prior year, while the consolidated ETR were 28.4% and (46.0)%, respectively. However, as noted above the comparability of our tax expense and ETRs is often challenged due to the mix of taxable income subject to tax in certain jurisdictions, losses incurred in zero tax rate jurisdictions and valuation allowances offsetting available carry-forward losses in certain jurisdictions. In addition, tax expense and ETRs in 2024 and 2023 were impacted by valuation allowance adjustments during the respective years as disclosed in Note 10 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.

The relationship of our income tax expense to our pre-tax income (loss) is atypical because our taxable income has predominately been generated in the U.S., UK and Ireland resulting in income tax expense in those jurisdictions (which we refer to as “tax-paying entities”).
Meanwhile, we have incurred operating losses in zero tax rate jurisdictions (such as in our corporate and reinsurance entities in the Cayman Islands) resulting in no income tax benefit. We have also incurred pre-tax operating losses in Belgium and other countries with cumulative operating losses, however, in each case a valuation allowance has been recorded against the corresponding deferred tax assets in those jurisdictions (we refer to entities in these two types of jurisdictions as “non-tax paying entities”).
Taxable losses in one jurisdiction generally cannot be applied to offset earnings in another. In certain other jurisdictions, losses in one entity may not be used to offset taxable income generated by another entity in that same jurisdiction.
As noted in the table below, and especially for the year ended December 31, 2023, the ETR for the tax paying entities generally appears normal, while the aggregate or total tax ETR appears unusual because of the losses that do not receive offsetting tax benefits. The taxes in 2024 for the tax paying entities were also impacted by a tax benefit of $14.6 million that was recorded to reflect the adjustment of certain valuation allowances in the UK related to the integration of the UK Branch of Accelerant Insurance Europe Limited, which is domiciled in Belgium, within our UK tax group as well as underlying improvement in the UK Branch's operations. The UK Branch had previously been reported as a component of our overall Belgian operations, which record full valuation allowances due to recurring operating losses attributable to its underwriting operations. There were several other items impacting the ETRs in both periods (refer to the ETR reconciliation included in Note 10 to our annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).
The following tables represent the composition of our ETRs among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total ETR, for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024			Year Ended December 31, 2023
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
Income (loss) before income taxes	$142.3	$(110.3)	$32.0	$90.3	$(134.2)	$(43.9)
Income tax expense	9.1	—	9.1	20.2	—	20.2
Effective tax rate	6.4%	—	28.4%	22.4%	—	(46.0)%
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

The following includes the financial results of our three reportable segments for the years ended December 31, 2025 and 2024. Corporate functions and certain other businesses and operations are included in Corporate and Other.

	Year Ended December 31, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$94.9	$94.9	$—	$261.9	$356.8
Direct commission income
Affiliated entities	251.5	128.0	—	379.5	—	(379.5)	—
Unaffiliated entities	79.0	83.0	—	162.0	—	—	162.0
Net earned premiums	—	—	298.1	298.1	—	—	298.1
Net investment income	4.4	3.6	35.2	43.2	5.5	—	48.7
Net realized gains on investments	—	5.1	2.7	7.8	0.1	—	7.9
Net unrealized gains on investments	—	29.4	—	29.4	10.0	—	39.4
Segment revenues	334.9	249.1	430.9	1,014.9	15.6	(117.6)	912.9
Losses and loss adjustment expenses	—	—	204.0	204.0	—	—	204.0
Amortization of deferred acquisition costs	—	—	113.9	113.9	—	(33.6)	80.3
General and administrative expenses (3) (4) (5)	110.4	136.5	55.6	302.5	80.8	(36.5)	346.8
Adjusted EBITDA	$224.5	$112.6	$57.4	$394.5	$(65.2)	$(47.5)	$281.8
Interest expenses							(10.9)
Depreciation and amortization							(35.2)
Profits interest distribution expenses							(1,379.7)
Share-based compensation expenses (5)							(53.6)
Net foreign exchange losses							(20.2)
Other expenses (6)							(104.1)
Loss before income taxes							$(1,321.9)
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 9 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$75.5	$93.7	$25.8	$195.0
Consulting and professional fees	19.6	16.2	11.8	47.6
Other administrative expenses	15.3	26.6	18.0	59.9
Total general and administrative expenses	$110.4	$136.5	$55.6	$302.5
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the consolidated statements of operations (and excluded from the segment presentation above).
(6) Other expenses for the year ended December 31, 2025 consist of a $25.0 million termination fee for our former management services agreement contract with Altamont Capital, $20.0 million of system development non-operating expenses, $27.7 million of professional costs related to corporate development and capital raise activities (including $5.0 million specifically related to our IPO that were not eligible for capitalization as issuance costs), $27.6 million of

Mission profits sharing expense (including $15.8 million related to the agreement to settle and terminate a portion of the outstanding profit sharing arrangements) and $3.8 million of individually insignificant costs.

	Year Ended December 31, 2024
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$82.0	$82.0	$—	$167.5	$249.5
Direct commission income
Affiliated entities	199.7	99.4	—	299.1	—	(299.1)	—
Unaffiliated entities	21.9	44.8	—	66.7	—	—	66.7
Net earned premiums	—	—	226.6	226.6	—	—	226.6
Net investment income	1.1	4.2	32.6	37.9	1.0	—	38.9
Net realized gains on investments	—	1.3	0.6	1.9	—	—	1.9
Net unrealized (losses) gains on investments	—	—	(0.7)	(0.7)	19.7	—	19.0
Segment revenues	222.7	149.7	341.1	713.5	20.7	(131.6)	602.6
Losses and loss adjustment expenses	—	—	167.3	167.3	—	—	167.3
Amortization of deferred acquisition costs	—	—	104.2	104.2	—	(22.8)	81.4
General and administrative expenses (3) (4) (5)	65.0	105.6	90.5	261.1	36.5	(56.7)	240.9
Adjusted EBITDA	$157.7	$44.1	$(20.9)	$180.9	$(15.8)	$(52.1)	$113.0
Interest expenses							(12.1)
Depreciation and amortization							(26.6)
Share-based compensation expenses (5)							(8.4)
Net foreign exchange gains							5.1
Other expenses (6)							(39.0)
Income before income taxes							$32.0
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 9 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$34.1	$74.3	$30.8	$139.2
Consulting and professional fees	8.6	8.8	15.0	32.4
Other administrative expenses	22.3	22.5	44.7	89.5
Total general and administrative expenses	$65.0	$105.6	$90.5	$261.1
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the consolidated statements of operations (and excluded from the segment presentation above).
(6) Other expenses for the year ended December 31, 2024 consists of $14.7 million of system development non-operating costs, $13.1 million of professional costs related to corporate development and capital raise activities, $7.0 million of Mission profits sharing expense, and $4.2 million of individually insignificant costs.

	Year Ended December 31, 2023
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$78.4	$78.4		$85.8	$164.2
Net earned premiums	—	—	105.1	105.1	—	—	105.1
Direct commission income							—
Affiliated entities	107.7	76.9	—	184.6	—	(184.6)	—
Unaffiliated entities	14.5	23.1		37.6			37.6
Net investment income	1.1	2.8	12.1	16.0	3.3	—	19.3
Net realized gains on investments	—	—	0.5	0.5	—	—	0.5
Net unrealized gains on investments	—	9.3	5.2	14.5	2.8	—	17.3
Segment revenues	123.3	112.1	201.3	436.7	6.1	(98.8)	344.0
Losses and loss adjustment expenses	—	—	80.3	80.3	—	—	80.3
Amortization of deferred acquisition costs	—	—	68.4	68.4	—	(18.5)	49.9
General and administrative expenses (3) (4) (5)	36.2	80.6	56.0	172.8	31.7	(26.8)	177.7
Adjusted EBITDA	$87.1	$31.5	$(3.4)	$115.2	$(25.6)	$(53.5)	$36.1
Interest expenses							(10.9)
Depreciation and amortization							(14.5)
Share-based compensation expenses (5)							(4.8)
Net foreign exchange losses							(3.5)
Other expenses (6)							(46.3)
Loss before income taxes							$(43.9)
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 9 our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.
(3) General and administrative expenses are comprised of employee compensation and benefits, consulting and professional fees and all other expenses. The composition of such amounts by each reportable segment was as follows:

	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$16.7	$55.8	$30.8	$103.3
Consulting and professional fees	3.0	5.9	11.7	20.6
Other expenses	16.5	18.9	13.5	48.9
Total general and administrative expenses	$36.2	$80.6	$56.0	$172.8
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the consolidated statements of operations (and excluded from the segment presentation above).
(6) Other expenses for the year ended December 31, 2023 consists of $22.9 million of system development non-operating costs, $16.2 million of professional costs related to corporate development activities, and $7.2 million of individually insignificant costs.

Comparison of the Years Ended December 31, 2025 and 2024
Exchange Services
As noted above, our segment results are presented prior to elimination and, as such, a portion of Exchange Services direct commission income revenue was generated from transactions with Accelerant Underwriting, which is eliminated upon consolidation. Additionally, a portion of Exchange Services revenue is generated by activity with MGA Operations that is also eliminated upon consolidation, as further described below. The percentage of direct commission revenue from unaffiliated third parties continues to grow and was 24% for the year ended December 31, 2025, an increase from 10% for the year ended December 31, 2024.
Exchange Services revenue grew by $112.2 million (or 50%) to $334.9 million for the year ended December 31, 2025, as compared to 2024. This growth is driven primarily by increases in direct commission income, supported by an increase in Members from 217 at December 31, 2024 to 280 at December 31, 2025 and Net Revenue Retention of 126% among continuing Members. As a result, Exchange Written Premium increased to $4.19 billion for the year ended December 31, 2025 (from $3.11 billion in 2024).
Third-Party Direct Written Premium from our 18 Risk Exchange Insurers comprised 30% of total direct written premium for the year ended December 31, 2025, an increase from 16% in 2024. The year-over-year acceleration in Third-Party Direct Written Premium was driven primarily by the increased volume from Risk Exchange Insurers onboarded during 2024. Commission income is recognized in accordance with written premium when the performance obligations underlying the services have been satisfied. The increase in direct commission income from affiliated entities accounted for $51.8 million of the year-over-year growth in revenue for the year ended December 31, 2025 compared to 2024.
Hadron, one of our Risk Exchange Insurers which is primarily owned by Altamont Capital Partners, accounted for $677.2 million and $215.6 million of Exchange Written Premium during the years ended December 31, 2025 and 2024, respectively. As other third-party insurers increase their participation on the Risk Exchange, Hadron's share of Third-Party Direct Written Premium has declined throughout 2025 from 67% at March 31, 2025, to 58% at June 30, 2025, 54% at September 30, 2025, and 47% at December 31, 2025.
General and administrative expenses for the segment increased to $110.4 million for the year ended December 31, 2025, over the prior year of $65.0 million, representing a 70% increase. These increases were largely driven by the expansion and scaling to support the growth of the Risk Exchange, whereby revenues grew 50% in 2025 compared to 2024.
We added to the talent and headcount of our data science, product and technology teams to expand our platform offering. We expect that these expenses will not vary directly with the size of the Exchange Written Premium once we have built the desired capabilities. We also added to our distribution, underwriting and claims teams, which are expected to grow more in line with the overall number of Members or size of the portfolio.
Adjusted EBITDA of $224.5 million for year ended December 31, 2025 increased $66.8 million, or 42%, compared to 2024. This growth was driven by increased Exchange Written Premium volumes which grew by $1.08 billion, or 35%, for the year ended December 31, 2025, driven by stable underlying margins and the aforementioned ramping of Risk Exchange Insurers onboarded during 2024, partially offset by higher year-over-year Member profit commission accruals, along with the increase in expenses noted above.
The year-over-year growth rate for the year ended December 31, 2025 reflects the impact of certain Member movements that adversely impacted the comparison of the 2025 Exchange Written Premium Growth Rate of 35% to the preceding periods. Specifically, at the end of the second quarter of 2025, we put a Member with below-average unit economics that had historically written $50 million to $55 million of premium per quarter on the Risk Exchange into runoff. Excluding that Member, Exchange Written Premium grew by $1.18 billion (or 41%) for the year ended December 31, 2025 as compared to 2024.
The Adjusted EBITDA margin was 67% for the year ended December 31, 2025, down from 71% from 2024. This decline was driven primarily by increased expenses related to investments we are making in our Risk Exchange capabilities.
MGA Operations
As noted above, our segment results are presented prior to elimination and, as such, a portion of MGA Operations direct commission income revenue was generated from transactions between Accelerant-affiliated entities, which are eliminated upon consolidation. MGA Operations direct commission income from third parties has been increasing and accounted for 39% of the segment's direct commission income for the year ended December 31, 2025 compared to 31% in 2024.

MGA Operations revenue grew by $99.4 million to $249.1 million for the year ended December 31, 2025, primarily by growth in direct commission income (an increase of $66.8 million from the year ended December 31, 2024). As of December 31, 2025, we had 46 total Members in MGA Operations consisting of 15 Owned Members and 31 Mission Members. Direct commission income is recognized in accordance with written premium when the performance obligations underlying the services have been satisfied.
Revenue for the year ended December 31, 2025 includes $32.5 million of investment unrealized gains following observable price changes related to an owned MGA held as an investment that we account for under the measurement alternative. Refer to Note 4 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
MGA Operations Adjusted EBITDA of $112.6 million for the year ended December 31, 2025 increased $68.5 million compared to 2024, driven primarily by an increase in direct commission income of $66.8 million, which included a $43.7 million increase from Mission Underwriters, as well as an increase from our Owned Members of $23.1 million primarily due to organic growth, and an increase in unrealized gains of $29.4 million, primarily driven by the aforementioned investment gains, partially offset by a $30.9 million increase in general and administrative expenses.
For the year ended December 31, 2025, general and administrative expenses increased by $30.9 million to $136.5 million compared to the prior year, which was driven by the continued investment in Mission Underwriters. Specifically, Mission contributed $20.7 million of the year-over-year increase from the year ended December 31, 2024, primarily due to investments in newly acquired owned MGAs. The 29% increase in general and administrative expenses compared to a 45% increase in revenues for the year ended December 31, 2025 compared to 2024, excluding the effects of the aforementioned gain on our MGA investment.
Adjusted EBITDA margin for the segment increased to 45% for the year ended December 31, 2025, up from 29% in 2024, driven by higher direct commission income and unrealized gains, partially offset by increased general and administrative expenses as the segment continues to scale its operations.
Underwriting
The Underwriting segment generated revenues of $430.9 million for the year ended December 31, 2025, representing growth of 26%, compared to revenues of $341.1 million in 2024.
For the year ended December 31, 2025, net earned premium increased by $71.5 million to $298.1 million due to our retained written premium growth over the preceding periods. Revenues for the year ended December 31, 2025 also benefited from an increase of $12.9 million in ceding commission income as well as an aggregate increase in investment returns of $5.4 million compared to 2024.
The gross loss ratio on the gross premiums earned was 51.3% for the year ended December 31, 2025 compared to 54.3% in 2024. The corresponding net loss ratios (after impacts of our reinsurance programs) were 68.4% for the year ended December 31, 2025, compared to 73.8% in 2024. Our net loss ratio differs from the gross loss ratio due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which, in most cases, inures to the benefit of our Risk Capital Partners, supports our management of downside risk to large losses within our financial statements. While the cost of the excess of loss reinsurance that we incur is reflected in our earned premiums, any reimbursements for such excess of loss reinsurance in the form of the ceding commissions we receive from Risk Capital Partners are not reflected in either our gross or net loss ratio.
The components of our Underwriting segment gross and net loss ratios are set forth in the tables below for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$3,089.8	$(2,679.1)	$(112.6)	$298.1
Losses and loss adjustment expenses	1,584.3	(1,377.1)	(3.2)	204.0
Loss ratio	51.3%	51.4%	2.8%	68.4%

	Year Ended December 31, 2024
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$2,231.6	$(1,916.3)	$(88.7)	$226.6
Losses and loss adjustment expenses	1,212.1	(1,022.8)	(22.0)	167.3
Loss ratio	54.3%	53.4%	24.8%	73.8%
Adjusted EBITDA for the Underwriting segment was $57.4 million for the year ended December 31, 2025, representing a relative increase of $78.3 million compared to the Adjusted EBITDA loss of $20.9 million in 2024. This improvement was driven by the aforementioned increase in revenue and decrease in operating expenses due to improved operating leverage as the segment continues to reach operational maturity.
Corporate and Other
Corporate and Other includes the general and administrative expenses and investment results of our holding companies.
Adjusted EBITDA loss from Corporate and Other was $65.2 million for the year ended December 31, 2025, representing an increase of $49.4 million as compared to 2024. This increase was driven primarily by increased costs to support the growth of the business and an aggregate decrease in investment returns of $5.1 million for the year ended December 31, 2025. The decrease in investment returns was driven primarily by lower unrealized gains on our investment in TPAs. For the year ended December 31, 2025, the realized gain was $8.4 million compared to $19.8 million in the prior year.
Consolidation and Elimination Adjustments
As noted above, our business includes transactions that occur among our various segments. Our Accelerant-owned insurance companies within our Underwriting segment accounted for the majority of our Exchange Written Premium during the years ended December 31, 2025 and 2024 as we built out our business model and proved the value proposition for the connection of our Members and the Risk Exchange. We expect the amount of premium written with Risk Exchange Insurers to grow significantly over time. Similarly, Mission Members and Owned Members transact with our Risk Exchange in the sourcing of business. Our equity ownership interests in Mission Members and Owned Members allow us to participate in those commissions earned that otherwise would be paid to third parties or our Independent Members. The transactions among these entities must be eliminated in consolidation as they represent transactions among entities under common control. However, there are considerable benefits to these intercompany transactions, as we retain associated economics rather than incurring costs otherwise paid to third parties, thereby lowering our expense base.
The impacts to our financial statements can be observed in the consolidation and elimination adjustments column within our presentation of segments above. The following represents an explanation of the various components of activity for the years ended December 31, 2025 and 2024.
Impacts to direct commission income for Exchange Services and MGA Operations
Revenue generated from transactions between Accelerant-affiliated entities (including from Underwriting to Exchange Services and Exchange Services to MGA Operations) was $379.5 million for the year ended December 31, 2025, compared to $299.1 million in 2024. These amounts were eliminated, reflected by a corresponding offsetting entry in the consolidation and elimination adjustments column above. We present the segment results on a standalone basis, as if they were transactions with third parties, to assess their individual performance as well as to derive insight on the results we expect in the future as more business is sourced from Risk Exchange Insurers.

Impacts to ceding commission income and amortization of deferred acquisition costs
The operating results of our Underwriting segment presented above include the full commissions paid to Exchange Services in the form of deferred acquisition costs. These costs are required to be capitalized and then amortized over the related policy term. Ceding commissions received from third-party reinsurers are first offset against the deferred acquisition costs for the business ceded, with any resulting excess ceding commissions amortized over the corresponding policy term as ceding commission income. These two factors result in the Underwriting segment incurring higher amortization of DAC expense and lower ceding commission income due to the presentation of the segment’s operating results on a standalone basis. Commissions paid to affiliates are eliminated, resulting in lower consolidated deferred acquisition costs. These eliminations increased the amount of ceding commission income (adjustments to increase ceding commission income by $261.9 million for the year ended December 31, 2025, compared to $167.5 million in 2024, while the amortization of deferred acquisition costs were decreased by $33.6 million for the year ended December 31, 2025, compared to $22.8 million in 2024.
Impacts to general and administrative expenses
There are costs eliminated in consolidation which consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments. These eliminations were $36.5 million for the year ended December 31, 2025, compared to $56.7 million in 2024.
Comparison of the Years Ended December 31, 2024 and 2023
Exchange Services
As noted above, our segment results are presented prior to elimination and, as such, a portion of Exchange Services direct commission income revenue was generated from transactions with Accelerant Underwriting, which is eliminated upon consolidation. Additionally, a portion of Exchange Services revenue is generated by activity with MGA Operations that is also eliminated upon consolidation, as further described below. In total, Exchange Services direct commission income from third parties were stable during the two years ended December 31, 2024 and 2023 as we continued to attract third party insurers. Third party commission income accounted for 10% and 12% of the segment’s direct commission income for the years ended December 31, 2024 and 2023, respectively.
Exchange Services revenue grew by $99.4 million to $222.7 million or 81% for the year ended December 31, 2024 as compared to 2023. This growth is attributable to direct commission income and was driven by an increase in Members from 155 to 217 and Net Revenue Retention of 153% by continuing Members that drove Exchange Written Premium to $3.11 billion for the year ended December 31, 2024 from $1.79 billion for the year ended December 31, 2023. Third-Party Direct Written Premium from our 13 third-party Risk Exchange Insurers comprised 16% of the total Exchange Written Premium for the year ended December 31, 2024. Revenues are recognized in accordance with written premium when the performance obligations underlying the services have been satisfied. The increase in direct commission income from affiliated entities accounted for $92.0 million of the year-over-year growth in revenue.
Expenses for the segment increased to $65.0 million the year ended December 31, 2024 from $36.2 million for the year ended December 31, 2023, largely driven by the expansion and year-over-year scaling to support the growth of the Risk Exchange.
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
Adjusted EBITDA of $157.7 million grew $70.6 million for the year ended December 31, 2024 as compared to 2023, as higher Exchange Written Premium volumes (an increase of 1.32 billion or 74%) at improved underlying margins primarily due to our increased Third-Party Direct Written Premium were partially offset by higher year-over-year Member profit commission accruals, along with the increase in general and administrative expenses noted above.
The Adjusted EBITDA margin for the segment for the year ended December 31, 2024 of 71% was flat compared to prior year as a result of the increased revenues being offset by the cost of investments we are making in our Risk Exchange capabilities.
MGA Operations
As noted above, our segment results are presented prior to elimination and, as such, a portion of MGA Operations direct commission income revenue was generated from transactions between Accelerant-affiliated entities, which are eliminated upon consolidation. MGA Operations direct commission income from third parties increased year-over-year and represented 31% and 23% of the segment’s direct commission income for the years ended December 31, 2024 and 2023, respectively.

MGA Operations revenue grew by $37.6 million to $149.7 million for the year ended December 31, 2024, resulting from a $44.2 million increase relating to direct commission income, offset by a decrease in investment returns, which is net investment income and net realized and unrealized gains on investments, of $6.6 million primarily related to a net realized gain recognized in the prior year. The increase in direct commission income was driven primarily by strong Net Revenue Retention of 130% during the period for Mission Members and Owned Members. As of December 31, 2024, we had 47 total Members in MGA Operations consisting of 17 Owned Members and 30 Mission Members. This was an increase of 6 Members from December 31, 2023. Revenues are recognized in accordance with written premium when the performance obligations underlying the services have been satisfied.
The Adjusted EBITDA margin for the segment increased to 29% for the year ended December 31, 2024 (from 28% in the prior period) due to an increase in direct commission income, partially offset by an increase in general and administrative expenses as the segment continues to scale its operations. On average, we expect our Mission Members to be profitable in 18 months from the date of becoming a Member.
MGA Operations Adjusted EBITDA of $44.1 million increased by $12.6 million for the year ended December 31, 2024, due to a $44.2 million increase in direct commission income, which included a $10.9 million increase from our Owned Members due to organic growth, as well as growth in Mission Underwriters, which contributed $33.3 million to the increase in direct commission income, partially offset by a $25.0 million increase in general and administrative expenses as well as a decrease in investment returns of $6.6 million. The increase in general and administrative expenses was driven by the continued investment in Mission Underwriters which contributed $20.2 million of the year-over-year increase, primarily due to investments in newly acquired owned MGAs.
Underwriting
The Underwriting segment revenues of $341.1 million for the year ended December 31, 2024 grew by 69%, from $201.3 million for 2023. Net earned premium of $226.6 million for the year ended December 31, 2024 increased by $121.5 million from $105.1 million for 2023 due to our gross written premium growth during the year ended December 31, 2024. This overall premium growth had an associated positive impact on ceding commission income which increased $3.6 million over the comparative period. The remaining increase in revenue related to a $20.5 million increase in net investment income due to year-over-year improvements in market conditions and larger portfolio size, partially offset by a $5.9 million negative variance in net unrealized gains on investments.
The gross loss ratio on the gross premiums earned was 54.3% and 51.3% for the years ended December 31, 2024 and 2023, respectively, with our net loss ratio (after impacts of our reinsurance programs) of 73.8% and 76.4%, for the years ended December 31, 2024 and 2023, respectively. Our net loss ratio differs from the gross loss ratio due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which inures to the benefit of our risk capital partners, supports our management of downside risk to large losses. While the cost of the excess of loss reinsurance that we incur is reflected in our earned premiums, any reimbursements for such excess of loss reinsurance in the form of the ceding commissions we receive from risk capital partners are not reflected in either our gross or net loss ratio.
The components of our Underwriting segment gross and net loss ratios are set forth in the tables below for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$2,231.6	$(1,916.3)	$(88.7)	$226.6
Losses and loss adjustment expenses	1,212.1	(1,022.8)	(22.0)	167.3
Loss ratio	54.3%	53.4%	24.8%	73.8%

	Year Ended December 31, 2023
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$1,319.4	$(1,149.7)	$(64.6)	$105.1
Losses and loss adjustment expenses	677.2	(589.3)	(7.6)	80.3
Loss ratio	51.3%	51.3%	11.8%	76.4%
Adjusted EBITDA loss for the Underwriting segment of $20.9 million for the year ended December 31, 2024 increased $17.5 million as compared to an Adjusted EBITDA loss of $3.4 million for 2023. The increase was driven by updated loss estimates and development and the related negative impact to sliding scale commissions primarily relating to EU and UK liability risks for the 2022 underwriting year for members that were discontinued or subject to significant responsive underwriting actions, as well as increased general and administrative expenses due to scaling of operations to support growth across our business model. Partially offsetting this decline was a $14.7 million improvement in investment returns driven by year-over-year market outperformance.
Corporate and Other
Corporate and Other includes the general and administrative expenses and investment results of our holding companies.
Adjusted EBITDA loss from Corporate and Other of $15.8 million for the year ended December 31, 2024 decreased by $9.8 million as compared to 2023 primarily due to investment gains related to our combined investments in the equity and warrants of an emerging technology enabled third-party administrator (that also provides services to certain of our Members).
Consolidation and Elimination Adjustments
As noted above, our business includes transactions that occur among our various segments. Our Accelerant-owned insurance companies within our Underwriting segment accounted for the majority of our Exchange Written Premium during the years ended December 31, 2024 and 2023 as we built out our business model and proved the value proposition for the connection of our Members and the Risk Exchange. We expect the amount of premium written with third-party Risk Exchange Insurers to grow significantly over time. Similarly, Mission Members and Owned Members transact with our Risk Exchange in the sourcing of business. Our equity ownership interests in Mission Members and Owned Members allow us to participate in those commissions earned that otherwise would be paid to third parties or our Independent Members. The transactions among these entities must be eliminated in consolidation as they represent transactions among entities under common control. However, there are considerable benefits to these intercompany transactions, as we retain associated economics rather than incurring costs otherwise paid to third parties, thereby lowering our expense base.
The impacts to our financial statements can be observed in the consolidation and elimination adjustments column within our presentation of segments above. The following represents an explanation of the various components of activity for the years ended December 31, 2024 and 2023.
Impacts to direct commission income for Exchange Services and MGA Operations
Revenue generated from transactions between Accelerant-affiliated entities (including from Underwriting to Exchange Services and Exchange Services to MGA Operations) of $299.1 million and $184.6 million for the years ended December 31, 2024 and 2023, respectively, were eliminated, reflected by a corresponding offsetting entry in the consolidation and elimination adjustments column above. We present the segment results on a standalone basis, as if they were transactions with third parties, to assess their individual performance as well as to derive insight on the results we expect in the future as more business is sourced from third-party Risk Exchange Insurers.

Impacts to ceding commission income and amortization of direct acquisition costs
The operating results of our Underwriting segment presented above include the full commissions paid to Exchange Services in the form of deferred acquisition costs. These costs are required to be capitalized and then amortized over the related policy term. Ceding commissions received from third-party reinsurers are first offset against the deferred acquisition costs for the business ceded, with any resulting excess ceding commissions amortized over the corresponding policy term as ceding commission income. These two factors result in the Underwriting segment incurring higher amortization of DAC expense and lower ceding commission income due to the presentation of the segment’s operating results on a standalone basis. Commissions paid to affiliates are eliminated, resulting in lower consolidated deferred acquisition costs. This elimination increased the amount of ceding commission income (adjustments to increase ceding commission income by $167.5 and $85.8 million for the years ended December 31, 2024 and 2023, respectively) and lowered amortization of deferred acquisition costs (adjustments to decrease amortization expense by $22.8 million and $18.5 million for the years ended December 31, 2024 and 2023, respectively).
Impacts to general and administrative expenses
There are various allocations of costs between the operating segments which are similarly eliminated in consolidation. These eliminations were $56.7 million and $26.8 million for the years ended December 31, 2024 and 2023, respectively.
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
As of December 31, 2025, we had $2.61 billion in investments, cash, cash equivalents and restricted cash, compared to $1.88 billion as of December 31, 2024. As of December 31, 2025 we had $523.8 million within current accounts and money-market accounts of non-regulated entities, primarily our agencies servicing the Risk Exchange and holding companies, included within the total cash and investments, compared to $266.7 million as of December 31, 2024.

Financial Condition
Equity
As of December 31, 2025 and 2024 total equity was $726.4 million and $427.0 million, respectively. The change as of December 31, 2025 compared to 2024 was primarily due to $376.0 million related to the issuance of Class A common shares and net income excluding the profits interest expenses, as partially offset by $175.3 million related to the redemption of Class C convertible preference shares. As referenced previously, the profits interest charge of $1.38 billion that created an overall net loss was fully offset by a corresponding capital contribution, and therefore had no impact to net equity.
Cash, Cash Equivalents and Restricted Cash
As of December 31, 2025 and 2024, we had cash and cash equivalents balances of $1.80 billion and $1.27 billion, respectively. We have historically held a significant portion of our invested assets in cash equivalents (money market funds) to maintain adequate liquidity to fund ongoing large reinsurance disbursements, as money market yields have approximated those available on fixed maturity investments.
As of December 31, 2025, we had restricted cash and cash equivalents balances of $83.1 million. Cash and cash equivalents are comprised of amounts in interest-bearing deposit accounts with financial institutions insured by the FDIC up to $250 thousand per account. Restricted cash and cash equivalents are comprised of cash and money market funds that have been contributed toward trusts. Generally, our cash and cash equivalents in interest-bearing deposit accounts may exceed FDIC insurance limits exposing us to credit risk in the event of default by the financial institutions. We believe the risk of loss from such an event of default is minimal, however, we periodically review the financial stability of these institutions.
Investment Portfolio
Our invested assets consist of fixed maturity securities, short-term investments, equity method investments, equity securities, and other investments. As of December 31, 2025, 83% of our investments were comprised of $670.4 million of available for sale fixed maturity securities. Also included in our investments were $41.6 million of short-term investments available for sale, at fair value, $84.0 million of other investments, and $10.4 million of equity method investments.
Our investment portfolio has consistently maintained high credit quality and short duration investments that are positioned for capital preservation. We primarily invest in liquid, short- and medium-term securities, and investment-grade fixed income, bond fund investment vehicles with low duration and volatility with the primary objectives of matching assets with liabilities and covering near-term obligations. We limit our exposure to alternative investments. As of December 31, 2025, our cash and fixed income and short-term investments portfolio represented 96% of our total portfolio. 89% of our fixed income and short-term investments carried an S&P fixed income rating of A or higher, the balance of which was rated BBB or higher, and maintained a duration of 2.8 years.
The following table summarizes the components of our total investments and cash, cash equivalents and restricted cash as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(in millions)	Fair value	% of total	Fair value	% of total
Fixed maturity securities	670.4	26%	479.5	25%
Short-term investments	41.6	2%	64.8	3%
Equity method investments	10.4	—%	18.2	1%
Other investments	84.0	3%	45.3	2%
Cash, cash equivalents and restricted cash	1,799.3	69%	1,273.0	69%
Total investments and cash, cash equivalents and restricted cash	$2,605.7	100%	$1,880.8	100%

Fixed maturity securities and Short-term investments
At December 31, 2025 and 2024, the fair values of fixed maturity and short-term investments were as follows:

	December 31, 2025		December 31, 2024
(in millions)	Fair value	% of total	Fair value	% of total
Corporate	$246.9	35%	$174.0	32%
US government and agency	124.5	17%	128.2	24%
Non-US government and agency	248.1	35%	158.6	29%
Residential mortgage-backed	55.6	8%	43.0	8%
Commercial mortgage-backed	15.0	2%	18.4	3%
Other asset-backed securities	21.9	3%	22.1	4%
Total fixed maturity and short-term investments	$712.0	100%	$544.3	100%
The following table summarizes the credit quality of fixed maturity and short-term investments as of December 31, 2025 and 2024:

(in millions)	December 31, 2025		December 31, 2024
Rating	Fair value	% of total	Fair value	% of total
AAA	$184.6	26%	$110.1	20%
AA	313.9	44%	276.1	51%
A	134.1	19%	92.6	17%
BBB	79.4	11%	65.5	12%
Total fixed maturity and short-term investments	$712.0	100%	$544.3	100%
The amortized cost and fair values of fixed maturity and short-term investments by contractual maturity were as follows:

	December 31, 2025			December 31, 2024
(in millions)	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Due in one year or less	$99.7	$100.0	14%	$105.6	$104.6	19%
Due after one year through five years	452.3	456.2	64%	277.0	275.0	51%
Due after five years through ten years	62.5	62.8	9%	76.4	75.0	14%
Due after ten years	0.5	0.5	—%	6.5	6.2	1%
Residential mortgage-backed	55.5	55.6	8%	44.4	43.0	8%
Commercial mortgage-backed	14.8	15.0	2%	18.6	18.4	3%
Other asset-backed securities	21.8	21.9	3%	22.1	22.1	4%
Total	$707.1	$712.0	100%	$550.6	$544.3	100%

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
Our cash flows for the years ended December 31, 2025, 2024 and 2023 were:

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$445.1	$785.7	$290.0
Investing activities	(173.6)	(380.1)	(12.6)
Financing activities	205.8	110.3	10.3
Effect of foreign currency rate change on cash, cash equivalents and restricted cash	49.0	(18.3)	4.1
Net change in cash, cash equivalents, and restricted cash	$526.3	$497.6	$291.8
Operating Activities
We believe that claim payments will be sufficiently supported by annual positive cash flows from operating activities. However, should operating cash flows be insufficient to fund claim payment obligations, we would use alternative internal funding sources from cash and cash equivalent balances, liquidation of portfolio investments and potential external sources, such as credit facilities. Our fixed maturities portfolio is weighted towards conservative, high-quality securities. Management expects that, if necessary, the full value of cash, cash equivalents, short-term and fixed income investments could be available in two to three business days under normal market conditions.
Net cash proceeds from operating activities for the years ended December 31, 2025, 2024 and 2023 were $445.1 million, $785.7 million and $290.0 million, respectively. The year-over-year changes were driven primarily by timing differences in our insurance and reinsurance programs.
Investing Activities
Our portfolio is weighted towards conservative, high-quality securities as well as cash and cash equivalent investments, such as money market funds. We also hold investments in alternative securities that typically report on a consistent lag basis whereby their valuation may change in response to future financial performance of the investees.
For the year ended December 31, 2025, net cash used in investing activities was $173.6 million, which is primarily related to purchases of high-quality fixed maturity securities, partially offset by sales and maturities of fixed maturity securities.
For the year ended December 31, 2024, net cash used in investing activities was $380.1 million, which is primarily related to the repositioning of the portfolio by divestment of mutual funds and subsequent purchase of separately managed portfolios mainly investing in high quality fixed maturity securities during the period, as we repositioned our investment mix.
For the year ended December 31, 2023, net cash used in investing activities was $12.6 million, which is primarily related to the aforementioned divestment of mutual funds into separately managed portfolios mainly investing in high quality fixed maturity securities during the period.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 was $205.8 million and primarily related to the $392.0 million from the issuance of common shares, partially offset by $175.3 million related to the redemption of Class C preference shares, and $8.0 million of dividends paid to non-controlling interests.
Net cash provided by financing activities for the year ended December 31, 2024 of $110.3 million was primarily due to the issuance of $114.5 million of convertible preference shares and contingently issuable warrants. Additionally, we issued debt of $49.7 million as partially offset by the repayment of debt of $50.4 million.

Net cash provided by financing activities during the year ended December 31, 2023 of $10.3 million was primarily due to $20.0 million related to the issuance of debt, as partially offset by $5.5 million of an acquisition of non-controlling interests and $2.9 million related to dividends paid to non-controlling interests.
Supplemental Non-Cash Activity Information
For the years ended December 31, 2025, 2024 and 2023, refer to the notes to the cash flow statement presented in our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K for information related to significant non-cash investing and financing activities.
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
Of the total reinsurance recoverables on paid and unpaid losses and LAE outstanding as of December 31, 2025, 57% were with reinsurers having an A.M. Best rating of "A-" (excellent) or better, and we require reinsurance recoverables with reinsurers that have an A.M. Best rating below "A-" or are not rated by A.M. Best to be subject to collateral arrangements through a combination of letters of credit, funds withheld arrangements or trust agreements. We consider such collateral arrangements, credit ratings assigned to reinsurers by A.M. Best and other historical default rate information in estimating the credit valuation allowance for reinsurance recoverables. The credit valuation allowance was $0.6 million and $0.4 million as of December 31, 2025 and 2024, respectively.
We cede a significant portion of our insurance business to our unconsolidated collateralized reinsurance sidecar vehicle, Flywheel Re. Flywheel Re is a Cayman Islands special purpose reinsurance company that provides committed multi-year collateralized quota share capacity, capitalized by long-term institutional investors.
Contractual Obligations and Commitments

	As of December 31, 2025
Payment Due by Period ($ millions)	Total	Less than one year	1-3 years	3-5 years	After 5 years
Senior unsecured debt due 2029 (1)	154.1	$11.7	$28.0	$114.4	$—
Long-term unfunded investment commitments (2)	7.5	7.5	—	—	—
Estimated claims and claim-related commitments (3)	2,005.4	429.9	841.4	379.4	354.7
Total	$2,167.0	$449.1	$869.4	$493.8	$354.7
(1) Amounts presented include estimated interest payments.
(2) We have invested in limited partnership agreements and can be called to fulfill the obligations at any time.
(3) Estimated timing of claim payments are based on historical payment patterns and exclude reinsurance recoveries. Claims payments do not have a contractual maturity and, as such, the amount and timing of associated cash flows may vary significantly from the amounts presented.

Regulated deposits and restricted assets
Certain companies in the Group are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. Securities on deposit for regulatory and other purposes were $5.2 million and $4.9 million as of December 31, 2025 and 2024, respectively, which are included in "Fixed maturity securities available for sale, at fair value" in the consolidated balance sheets.
In addition, we have pledged cash and cash equivalents of $83.1 million, short-term investments of $0.9 million and fixed maturity securities of $25.8 million as of December 31, 2025 in favor of certain ceding companies to collateralize obligations. As of December 31, 2024, we had pledged cash and cash equivalents of $47.3 million, short-term investments of $17.2 million and fixed maturity securities of $33.0 million in favor of certain ceding companies to collateralize obligations.
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
Debt
We have a credit agreement that consists of senior unsecured syndicated US dollar denominated loan facility with a September 2029 maturity date with an aggregate outstanding principal balance of $124.2 million, as well as a $50 million revolving credit facility (all of which was unutilized and available as of December 31, 2025). Each borrowing under the revolving credit facility may have a maturity of one, three or six months, at our election, but may not extend beyond the credit agreement’s maturity date. Such borrowings may be repaid early.
The senior unsecured debt represents an unsecured obligation and includes a delayed draw term loan ("DDTL") feature that allows us to withdraw predefined amounts. We may draw down up to an additional $75 million upon request, subject to the agreement of the lenders.
Partial quarterly repayments of the aggregate principal amount are required until the maturity date as reflected in the table above. Interest payments on the senior notes are due at the end of each period, being a certain month or quarter during which the applicable interest rate has been reset. The interest rate is subject to a sliding scale based on our consolidated senior debt to capitalization ratio and varies between a 3.4% and 4.0% spread in addition to the Secured Overnight Financing Rate ("SOFR"). Interest is calculated based on a 360-day year of twelve 30-day months. Interest expense for the years ended December 31, 2025, 2024 and 2023 was $10.9 million, $12.1 million and $10.9 million, respectively.
Subject to conditions of optional prepayment, we may voluntarily prepay the senior unsecured debt at any time and from time to time, prior to the maturity date without penalty. Any prepayment, in whole or in part, shall include any accrued and unpaid interest thereon to, but excluding, the prepayment date. Any amounts we prepay may not be reborrowed.
The senior notes contain certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on minimum consolidated net worth, maximum leverage levels and a minimum interest coverage ratio. As of December 31, 2025, we were in compliance with all such covenants.

Capital maintenance agreements
We have capital maintenance agreements with our insurance subsidiaries that obligate us to make capital contributions to our rated insurance and reinsurance subsidiaries to maintain surplus above our minimum regulatory and rating agency capital targets. These requirements are set by our Board of Directors. During the year ended December 31, 2025, we made capital contributions of $57.5 million to Accelerant Insurance UK Limited, $32.0 million to Accelerant Re. I.I. (Puerto Rico), $15.0 million to Accelerant National Insurance Company, $15.0 million to Accelerant Specialty Insurance Company, $10.0 million to Accelerant Re (Cayman) Ltd, and $2.2 million to Accelerant Insurance Company of Canada (such amounts include $15.0 million in capital movements between our Underwriting Segment insurance subsidiaries).
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
The accounting policies listed below involve significant estimates, and therefore are critical in understanding our financial performance and operational results. For additional information, refer to Note 2 to our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.
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
The two categories of our loss reserves include case reserves and IBNR reserves. Our gross reserves for losses and LAE at December 31, 2025 and 2024 were $2.01 billion and $1.29 billion, 62% and 60% of which relates to IBNR, respectively. Our reserves for losses and loss adjustment expenses, net of reinsurance, at December 31, 2025 and 2024 were $323.1 million and $224.9 million, 54% and 52% of which relates to IBNR, respectively.

The following table summarizes our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, as of December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
(in millions)	Gross	% of Total	Net	% of Total	Gross	% of Total	Net	% of Total
Case reserves	$760.8	38%	$149.9	46%	$514.4	40%	$107.5	48%
IBNR	1,244.6	62%	173.2	54%	780.0	60%	117.4	52%
Total	$2,005.4	100%	$323.1	100%	$1,294.4	100%	$224.9	100%
Case reserves are established for the individual claims that have been reported to us. Based on the information available and the status of the claims, case reserves are established by TPAs, who have the authority of handling smaller claims (typically up to $250 thousand per claim) or our claims teams, for large losses, through standard claim handling practices and professional judgment. As mentioned above, the estimates may be refined, and the ultimate value of claims liability may be adjusted either upward or downward as more information becomes available.
In case of catastrophes or other large losses, the additional IBNR in relation to those claims is estimated by the joint work of the claims, portfolio management, and actuarial teams, and those estimates are used in the final estimates provided to the finance team for recognition within our financial statements. Our internal threshold for catastrophe losses is $10 million of gross losses. We have had nine such events since inception: European flooding (July 2021), Storm Arwen (2021), Storm Eunice (February 2022), Hurricane Ian (September 2022), US winter storms (January 2024), Hurricane Helene (September 2024), California wildfires (January 2025), Storm Éowyn (January 2025) and Missouri Tornados (May 2025). In aggregate, these events led to $14 million of net incurred losses. Specifically, while we write insurance products in each of these potentially impacted areas, we also maintain significant reinsurance coverage such that our net exposure is limited. Our gross claims for these aggregate events are expected to be $154 million, which after application of actual and expected reinsurance, resulted in our net retained incurred loss amount of $14 million. In addition to our quota share cover, for the 2025 and prior treaty years, our US property catastrophe excess of loss retention for a modeled gross occurrence is expected to significantly reduce our net exposure to insignificant levels as part of our business model to limit our exposure to insurance risk.
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
The tables below represent the aggregated impact from potential deviations from our recorded net loss and LAE reserves as of December 31, 2025 and 2024:
Sensitivity factors are applied to our most recent underwriting year, and we believe these potential changes will not have a material impact on our liquidity. An increase in the gross loss of 3% in the most recent underwriting year would equate to an increase in the net loss and LAE reserve of $7.6 million.

	December 31, 2025
Sensitivity (in millions)	Sensitivity for Ultimate Loss and LAE Sensitivity Factor	Net Loss and LAE Reserve	Increase/(Decrease) in Net Loss and LAE Reserve
Increase	+3%	$330.7	$7.6
Increase	+2%	328.2	5.1
Increase	+1%	325.6	2.5
Actual (Base Case)	0%	323.1	—
Decrease	-1%	320.6	(2.5)
Decrease	-2%	318.0	(5.1)
Decrease	-3%	315.5	(7.6)

	December 31, 2024
Sensitivity (in millions)	Sensitivity for Ultimate Loss and LAE Sensitivity Factor	Net Loss and LAE Reserve	Increase/(Decrease) in Net Loss and LAE Reserve
Increase	+3%	$230.9	$6.0
Increase	+2%	228.9	4.0
Increase	+1%	226.9	2.0
Actual (Base Case)	0%	224.9	—
Decrease	-1%	222.9	(2.0)
Decrease	-2%	220.9	(4.0)
Decrease	-3%	218.9	(6.0)
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
Our typical reinsurance treaties’ commissions vary based on the volume of ceded premium and the ratio of ceded loss to ceded premium. As that ratio decreases, the amount of commission increases. As of December 31, 2025, the average commission we receive is 50% of ceded premium at a 40% gross loss ratio and a minimum of 34% of ceded premium at gross loss ratios of 67% and above. The adjustment between the points is largely linear. We expect commissions of 43% of ceded premium at a gross loss ratio of 50%. There were no significant adverse adjustments to reinsurance commissions due to prior year claims experience during the year ended December 31, 2025.

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
Valuation Allowance on Deferred Income Taxes
Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of assets and liabilities used in the various jurisdictional tax returns. We recognize deferred tax assets to the extent we believe it is probable that future profits will be available to utilize these tax benefits. As of December 31, 2025, we had net deferred tax assets of $77.8 million.
A valuation allowance is set up for the portion of the asset that is more likely than not unrealizable, which reduces the total deferred tax asset to only the amount that we expect to realize. This allowance is assessed at each balance sheet date and is based on all available information including significant judgments related to the likely timing and level of forecasted taxable profits based on assumptions about future macroeconomic and Company-specific conditions and the associated future tax planning strategies. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. In performing our assessment of recoverability, we consider tax laws governing the utilization of net operating losses, capital losses and tax credit carryforwards in each applicable jurisdiction. The tax laws are subject to change, resulting in incremental uncertainty in our assessment of recoverability, along with the future tax planning strategies. If the actual taxable income in future periods differ from our forecast, it could impact our financial position in either a materially positive or negative way. As of December 31, 2025, our valuation allowance was $45.9 million. We intend to evaluate the realizability of our deferred tax asset quarterly through the assessment of the need for such a valuation allowance.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in credit spreads, interest rates, equity markets prices, foreign currency exchange rates, and other relevant market rates and prices.
Credit Risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity securities. We manage this credit risk through diversification in terms of instruments by issuer, geographic region and related industry. At December 31, 2025, approximately 88% of our fixed maturity investment portfolio was rated “A” or better and approximately 100% was classified as investment-grade.
Interest Rate Risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities. Changes in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by matching the duration of our investment portfolio to the duration of our loss and LAE reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed-maturity investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted-average duration of the portfolio was 2.9 years as of December 31, 2025.

We had available for sale fixed maturity securities with a fair value of $670.4 million and $479.5 million at December 31, 2025 and 2024, respectively, that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities to selected hypothetical changes in interest rates as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
(in millions)	Fair Value	Estimated Change in Fair Value	Fair Value	Estimated Change in Fair Value
200 basis point increase	$631.4	$(39.0)	$449.8	$(29.7)
100 basis point increase	650.9	(19.5)	464.6	(14.9)
No change	670.4	—	479.5	—
100 basis point decrease	689.9	19.5	494.4	14.9
200 basis point decrease	709.4	39.0	509.2	29.7
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

The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the US dollar against select foreign currencies would have had on the carrying value of our net assets as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(in millions)	10% increase	10% decrease	10% increase	10% decrease
British Pound to US Dollar	$1.5	$(1.5)	$1.0	$(1.0)
Euro to US Dollar	(2.5)	2.5	5.7	(5.7)
Canadian Dollar to US Dollar	2.4	(2.4)	2.0	(2.0)
The overall impact for the year ended December 31, 2025 is reduced due to offsetting impacts to the Consolidated Statement of Operations from the remeasurement of transactions in currencies other than the local operation’s functional currency and from foreign exchange gains recognized in other comprehensive income related to foreign currency translation adjustments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Accelerant Holdings

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Accelerant Holdings and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive (loss) income , of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 18, 2026

We have served as the Company’s auditor since 2021.

Accelerant Holdings
Consolidated Balance Sheets
	December 31,
	2025	2024
(expressed in millions of US dollars, except share data)
Assets
Investments
Short-term investments available for sale, at fair value (amortized cost 2025: $41.5 and 2024: $65.0)	$41.6	$64.8
Fixed maturity securities available for sale, at fair value (amortized cost 2025: $665.6 and 2024: $485.6)	670.4	479.5
Equity method investments	10.4	18.2
Other investments	84.0	45.3
Total investments	806.4	607.8
Cash, cash equivalents and restricted cash	1,799.3	1,273.0
Premiums receivable (net of allowance 2025: $4.6 and 2024: $2.4)	1,077.9	791.9
Ceded unearned premiums	1,812.4	1,558.4
Reinsurance recoverables on unpaid losses and LAE	1,682.3	1,069.5
Other reinsurance recoverables	594.2	364.3
Deferred acquisition costs	76.9	60.7
Goodwill and other intangible assets, net	115.1	64.0
Capitalized technology development costs, net	100.5	83.6
Other assets	198.1	221.7
Total assets	$8,263.1	$6,094.9
Liabilities and shareholders' equity
Unpaid losses and loss adjustment expenses	$2,005.4	$1,294.4
Unearned premiums	2,163.0	1,803.2
Payables to reinsurers	1,220.6	1,109.0
Deferred ceding commissions	232.5	193.0
Funds held under reinsurance	1,200.3	746.9
Debt	121.3	121.4
Accounts payable and other liabilities	593.6	400.0
Total liabilities	7,536.7	5,667.9
Commitments and contingencies (Note 19)
Equity
Redeemable preference shares
Class C convertible preference shares (issued and outstanding 2024: 5,556,546)	—	104.4
Shareholders' equity
Convertible preference shares:
Class A (issued and outstanding 2024: 20,955,497)	—	236.7
Class B (issued and outstanding 2024: 12,569,691)	—	145.1
Common shares (par value $0.000001 per share, issued and outstanding 2025: Class A - 114,580,918; Class B - 107,241,428 and 2024: 166,185,094)	—	—
Additional paid-in capital	2,232.4	124.8
Accumulated other comprehensive income (loss)	2.2	(19.5)
Accumulated deficit	(1,536.9)	(182.8)
Total Accelerant shareholders' equity	697.7	304.3
Non-controlling interests	28.7	18.3
Total equity	726.4	427.0
Total liabilities and equity	$8,263.1	$6,094.9
See accompanying notes to the consolidated financial statements.

Accelerant Holdings
Consolidated Statements of Operations

	Years Ended December 31,
(expressed in millions of US dollars, except per share data)	2025	2024	2023
Revenues
Ceding commission income	$356.8	$249.5	$164.2
Direct commission income	162.0	66.7	37.6
Net earned premiums	298.1	226.6	105.1
Net investment income	48.7	38.9	19.3
Net realized gains on investments	7.9	1.9	0.5
Net unrealized gains on investments	39.4	19.0	17.3
Total revenues	912.9	602.6	344.0
Expenses
Losses and loss adjustment expenses	204.0	167.3	80.3
Amortization of deferred acquisition costs	80.3	81.4	49.9
General and administrative expenses (1)	400.4	249.3	182.5
Interest expenses	10.9	12.1	10.9
Depreciation and amortization	35.2	26.6	14.5
Profits interest distribution expenses (2)	1,379.7	—	—
Net foreign exchange losses (gains)	20.2	(5.1)	3.5
Other expenses	104.1	39.0	46.3
Total expenses	2,234.8	570.6	387.9
(Loss) income before income taxes	(1,321.9)	32.0	(43.9)
Income tax expense	(23.3)	(9.1)	(20.2)
Net (loss) income	(1,345.2)	22.9	(64.1)
Adjustment for net (income) loss attributable to non-controlling interests	(8.9)	4.3	15.3
Deemed dividend upon redemption of Class C preference shares	(70.9)	—	$—
Net (loss) income attributable to Accelerant common shareholders	$(1,425.0)	$27.2	$(48.8)

Net (loss) income attributable to Accelerant per common share:
Basic	$(7.49)	$0.16	$(0.29)
Diluted	$(7.49)	$0.14	$(0.29)

Weighted-average common shares outstanding:
Basic	190,260,158	165,982,094	165,604,641
Diluted	190,260,158	199,663,694	165,604,641
(1) General and administrative expenses include share-based compensation expenses of $53.6 million, $8.4 million and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) Non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 of our Class A common shares held by Accelerant Holdings LP to certain of our officers and employees that fully vested upon our July 2025 initial public offering (IPO). The ultimate settlement of the profit interest awards was equity neutral because the contribution of the shares to officers and employees was reflected as a capital contribution to us by Accelerant Holdings LP, which represented an equal and offsetting amount to the associated non-cash expense. For further information, refer to Note 21.
See accompanying notes to the consolidated financial statements.

Accelerant Holdings
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
(expressed in millions of US dollars)	2025	2024	2023
Net (loss) income	$(1,345.2)	$22.9	$(64.1)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	12.4	(4.9)	1.8
Unrealized gains (losses) on fixed maturity securities:
Unrealized gains (losses) on fixed maturity securities	6.5	(5.8)	1.1
Reclassification adjustments for losses recognized in net income	3.8	0.1	0.3
Other comprehensive income (loss), net of tax	22.7	(10.6)	3.2
Total comprehensive (loss) income	(1,322.5)	12.3	(60.9)
Adjustment for comprehensive (income) loss attributable to non-controlling interests	(9.9)	2.9	15.5
Comprehensive (loss) income attributable to Accelerant	$(1,332.4)	$15.2	$(45.4)
See accompanying notes to the consolidated financial statements.

Accelerant Holdings
Consolidated Statements of Equity (1)

(expressed in millions of US dollars)	Class C convertible preference shares	Class A convertible preference shares	Class B convertible preference shares	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Balance, January 1, 2023	$—	$236.7	$144.4	$145.5	$(10.9)	$(161.2)	$354.5	$(4.5)	$350.0
Net loss	—	—	—	—	—	(48.8)	(48.8)	(15.3)	(64.1)
Other comprehensive income (loss)	—	—	—	—	3.4	—	3.4	(0.2)	3.2
Issuance of convertible preference shares	—		0.7	—	—	—	0.7	—	0.7
Share-based compensation	—	—	—	4.8	—	—	4.8	—	4.8
Dividends paid to and other transactions with non-controlling interests	—	—	—	(4.1)	—	—	(4.1)	(3.8)	(7.9)
Balance, December 31, 2023	$—	$236.7	$145.1	$146.2	$(7.5)	$(210.0)	$310.5	$(23.8)	$286.7
Net income (loss)	—	—	—	—	—	27.2	27.2	(4.3)	22.9
Other comprehensive (loss) income	—	—	—	—	(12.0)	—	(12.0)	1.4	(10.6)
Issuance of convertible preference shares and contingently issuable detachable warrants	104.4	—	—	10.1	—	—	10.1	—	114.5
Share-based compensation	—	—	—	8.4	—	—	8.4	—	8.4
Acquisition of non-controlling interests in previously consolidated variable interest entities (2)	—	—	—	(39.9)	—	—	(39.9)	39.9	—
Issuance of interests and other transactions with non-controlling interests	—	—	—	—	—	—	—	5.1	5.1
Balance, December 31, 2024	$104.4	$236.7	$145.1	$124.8	$(19.5)	$(182.8)	$304.3	$18.3	$427.0
Net (loss) income	—	—	—	—	—	(1,354.1)	(1,354.1)	8.9	(1,345.2)
Other comprehensive income	—	—	—	—	21.7	—	21.7	1.0	22.7
Issuance of Class A common shares, net of issuance costs	—	—	—	376.0	—	—	376.0	—	376.0
Deemed dividend for Class C preference shares redemption	70.9	—	—	(70.9)	—	—	(70.9)	—	—
Redemption of Class C convertible preference shares	(175.3)	—	—	—	—	—	—	—	(175.3)
Conversion of Class A and B convertible preference shares	—	(236.7)	(145.1)	381.8	—	—	—	—	—
Accelerant Holdings LP contribution for profits interest distribution	—	—	—	1,379.7	—	—	1,379.7	—	1,379.7
Share-based compensation (3)	—	—	—	43.1	—	—	43.1	—	43.1
Dividends paid to and other transactions with non-controlling interests	—	—	—	(2.1)	—	—	(2.1)	0.5	(1.6)
Balance, December 31, 2025	$—	$—	$—	$2,232.4	$2.2	$(1,536.9)	$697.7	$28.7	$726.4
(1) Class A and B common shares issued in connection with the July 2025 IPO are not presented as the amounts in all periods are less than $1 million.
(2) Refer to Note 6 for information related to the acquisition of non-controlling interests and the corresponding issuance of convertible preference and common shares.
(3) Amount represents the sub-set of share-based compensation associated with our common shares, representing a portion of the total $53.6 million of share-based compensation recorded through our statement of operations in the period (which includes additional expenses related to subsidiary and MGA share-based incentive plans). Refer to Note 21 for additional information.
See accompanying notes to the consolidated financial statements.

Accelerant Holdings
Consolidated Statements of Cash Flows

	Years Ended December 31,
(expressed in millions of US dollars)	2025	2024	2023
Cash flows from operating activities
Net (loss) income	$(1,345.2)	$22.9	$(64.1)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in net (loss) income:
Profits interest distribution expenses	1,379.7	—	—
Net realized gains on investments	(7.9)	(1.9)	(0.5)
Net unrealized gains on investments	(39.4)	(19.0)	(17.3)
Earnings from equity method investments	(1.8)	(2.3)	(2.9)
Share-based compensation expenses (1)	43.1	8.4	4.8
Depreciation and amortization	35.2	26.6	14.5
Deferred income tax (benefit) expense	(32.0)	(40.9)	0.3
Net gain on commutation	—	—	(4.8)
Net foreign exchange losses (gains)	20.2	(5.1)	3.5
Net accretion of discount on fixed maturity securities and short-term investments	(7.6)	(5.7)	(0.5)
Other, net	3.0	1.6	0.8
Changes in operating assets and liabilities:
Premiums receivable	(258.6)	(319.0)	(221.8)
Ceded unearned premiums	(225.9)	(648.3)	(285.7)
Reinsurance recoverables on unpaid losses and LAE	(589.3)	(471.0)	(252.9)
Other reinsurance recoverables	(219.3)	7.5	(162.0)
Deferred acquisition costs	(15.7)	(8.2)	(19.3)
Unpaid losses and loss adjustment expenses	645.3	540.3	326.7
Unearned premiums	287.3	674.8	377.0
Payables to reinsurers	87.1	636.4	215.2
Deferred ceding commissions	55.5	68.4	32.6
Funds held under reinsurance	451.0	203.0	303.4
Other assets, accounts payable and other liabilities	180.4	117.2	43.0
Net cash provided by operating activities	445.1	785.7	290.0
Cash flows from investing activities
Proceeds from sales of:
Equity securities	—	114.8	88.6
Fixed maturity securities	306.1	84.3	41.5
Equity method investments	1.1	—
Other investments	3.6	0.3	—
Maturities of fixed maturity securities	49.8	18.6	10.7
Payments for purchases of:
Equity securities	—	—	(46.9)
Fixed maturity securities	(509.3)	(500.7)	(73.8)
Equity method investments	(1.6)	(4.3)	(0.9)
Net change in short-term investments	28.5	(56.5)	(0.7)
Purchases of subsidiaries, net of cash acquired	(9.9)	(0.5)	2.8
Capitalized technology development expenditures	(41.4)	(34.4)	(32.6)
Other, net	(0.5)	(1.7)	(1.3)
Net cash used in investing activities	(173.6)	(380.1)	(12.6)
Cash flows from financing activities
Issuance of common shares, net of issuance costs (2)	392.0	—	—
Redemption of Class C convertible preference shares (2)	(175.3)	—
Issuance of convertible preference shares, net of issuance costs (2)	—	114.5	0.7
Credit facility borrowings	5.0	—	—
Credit facility repayment	(5.0)	—	—
Issuance of debt, net of issuance costs	—	49.7	20.0
Payment of debt	(0.8)	(50.4)	(2.0)
Acquisition of non-controlling interests in subsidiaries	(2.1)	—	(5.5)
Dividends paid to non-controlling interests	(8.0)	(3.5)	(2.9)
Net cash provided by financing activities	205.8	110.3	10.3
Net increase in cash, cash equivalents and restricted cash	477.3	515.9	287.7
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	49.0	(18.3)	4.1
Cash, cash equivalents and restricted cash at beginning of year	1,273.0	775.4	483.6
Cash, cash equivalents and restricted cash at end of year	$1,799.3	$1,273.0	$775.4
(1) Refer to Note 21 for additional information on share-based compensation expenses related to our Class A common shares.
(2) Refer to Note 16 for additional on the related share issuances and redemption.
    See accompanying notes to the consolidated financial statements.

Accelerant Holdings
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(expressed in millions of US dollars)	2025	2024	2023
Supplemental cash flows information
Interest on debt paid	$10.0	$11.1	$10.1
Income taxes paid	59.1	45.5	20.2
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	1,716.2	1,225.7	775.4
Restricted cash and cash equivalents	83.1	47.3	—
Total cash, cash equivalents and restricted cash	$1,799.3	$1,273.0	$775.4
See accompanying notes to the consolidated financial statements.
Supplemental non-cash activity information:
For the year ended December 31, 2025, we had the following significant non-cash investing and financing activities:
•We recognized non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 of our Class A common shares held by Accelerant Holdings LP to certain of our officers and employees that fully vested at the time of the IPO. Refer to Note 21 for additional information.
•In connection with the IPO, all outstanding Class A convertible preference shares and Class B convertible preference shares automatically converted into Class A common shares and Class B common shares (as applicable). The carrying values of Class A convertible preference shares and Class B convertible preference shares at the conversion were $236.7 million and $145.1 million, respectively. Refer to Note 16 for additional information.
•We issued 1,833,481 of our Class A common shares in exchange for the remaining 25% equity interests of Agribusiness Risk Underwriters that we did not previously own. Refer to Note 17 for additional information.
For the year ended December 31, 2024, we had non-cash financing activities consisting of the issuance of common shares with a fair value of $7.0 million as consideration for the acquisition of all the outstanding common equity ownership interest in Mission, together with the issuance of convertible preference shares as an anti-dilutive measure to existing shareholders for no consideration. Refer to Note 6 for additional information on the Mission acquisition.
For the year ended December 31, 2023, we had non-cash operating activities related to a loss portfolio transfer reinsurance contract and a commutation agreement. Refer to Note 8 for additional information regarding these reinsurance transactions.

Accelerant Holdings
Notes to Consolidated Financial Statements
1. Nature of business and basis of presentation
Nature of business
Accelerant Holdings, together with its subsidiary companies ("Accelerant", "we", "us", "our" or the "Company"), connects selected specialty insurance underwriters ("Members") with Risk Capital Partners through its data-driven risk exchange (the “Risk Exchange”). We together with our Risk Capital Partners, provides property and casualty insurance to policyholders via its network of Members, which are typically MGAs. We focus on small-to-medium sized commercial clients primarily in the United States ("US"), Europe ("EU"), Canada and the United Kingdom ("UK").
The Company is the primary operating holding company of the Accelerant group of companies (the "Group").
Basis of presentation
The consolidated financial statements have been prepared in accordance with US GAAP. The consolidated financial statements are presented in US Dollars and all amounts are in millions, except for the number of shares, per share amounts and the number of securities. Certain prior year comparative information has been reclassified to conform to the current presentation.
Initial Public Offering ("IPO")
We completed our IPO in July 2025. Refer to Note 16 and 21 for additional information regarding the related net proceeds, equity impact, use of proceeds and expenses associated with the Accelerant Holdings LP distribution and our equity award plans.
Common and preference share subdivision
In connection with preparing for its IPO, our Board of Directors approved amendments to our authorized share capital, which were subsequently approved by our shareholders and became effective in July 2025. Pursuant to these amendments:
•an 83.6690-for-1 share subdivision of our common and preference shares was approved; and
•the authorized number of common shares and preference shares was increased to 252,652,430 and 39,089,474, respectively.
All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to such share subdivision.
2. Summary of significant accounting policies
Principles of consolidation
The consolidated financial statements include all the controlled subsidiaries, generally through a greater than 50% ownership of voting rights and voting interests ("VOE"), and variable interest entities ("VIEs") of which we are the primary beneficiary. Non-controlling interests consist of equity that is not attributable directly or indirectly to us. Equity investments in entities that are not consolidated in which we have significant influence over the operating and financial policies are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.
Variable interest entities
VIEs are required to be consolidated by the entity deemed to be the primary beneficiary which is defined as the investor that has the power to direct the activities of the VIE and will absorb a portion of the VIEs expected losses or residual returns that could potentially be significant to the VIE.
To determine whether we have a variable interest in a VIE, we analyze whether we are the primary beneficiary of the VIE by considering:
•the VIE's purpose and design, including the risks the VIE intended to pass through to its variable interest holders;
•the VIE's capital structure;
•the terms between the VIE and its variable interest holders and other parties involved with the VIE;

•which variable interest holders have the power to direct the activities of the VIE, including those that most significantly impact the VIE's economic performance;
•which variable interest holders have the obligation to absorb losses or the right to receive benefits from the VIE, particularly those that could potentially be significant to the VIE; and
•any relevant related party relationships.
We reassess our determination of whether we are the primary beneficiary of a VIE upon changes in facts and circumstances that could potentially change our assessment (i.e., reconsideration events).
Foreign operations remeasurement and translation
The functional currency for each of our operating subsidiaries is generally the currency of the local operating environment. Transactions in currencies other than the local operation’s functional currency are remeasured into the functional currency and the resulting foreign exchange gains or losses are reflected in our consolidated statements of operations. Functional currency assets and liabilities are translated into our reporting currency, US dollars, using period end exchange rates and the related translation adjustments are recorded as a separate component of other comprehensive (loss) income within shareholders’ equity. Amounts included in our consolidated statements of operations are translated using the applicable exchange rates existing during the annual period.
Business combinations
The acquisition method of accounting is used to account for all business combinations. The consideration transferred for the acquisition of an entity is comprised of the:
•fair values of the assets transferred;
•liabilities incurred to the former owners of the acquired business;
•equity interests issued;
•fair value of any asset or liability resulting from additional consideration arrangements; and
•fair value of any pre-existing equity interest (non-controlling interest upon consolidation) in the subsidiary.
Identifiable assets acquired (including intangible assets) and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. We recognize any non-controlling interests in the acquired entity at fair value. Acquisition-related costs are expensed as incurred.
Goodwill for business combinations is recorded as the excess of the consideration transferred, over the fair value of the net identifiable assets acquired.
Use of estimates
The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in our consolidated financial statements include, but are not limited to, unpaid losses and loss adjustment expenses ("LAE"), reinsurance recoverables on unpaid losses and LAE, direct and ceding commission income subject to sliding scale adjustments based on actual and expected loss ratios of the underlying insurance policies, valuation allowance on deferred income taxes, fair values of investments, valuation allowance for expected credit losses, recoverability of goodwill and other intangible assets, and useful economic lives of intangible assets.
Premiums
Premiums are generally recorded as written upon inception of the policy, less cancellations. Premiums written are based on contract and policy terms. Premiums are primarily earned in proportion to the amount of insurance protection provided over the term of the insurance contract. Unearned premiums represent the portion of premiums written applicable to the unexpired term of the related policy.
A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses and DAC exceed the sum of anticipated investment income and unearned premiums. A premium deficiency is recorded by charging any deferred acquisition costs to expenses to the extent required to eliminate the deficiency. If the premium deficiency exceeds deferred acquisition costs, then a liability is accrued for the excess deficiency. We did not have a premium deficiency for the years ended December 31, 2025, 2024 and 2023.

Deferred policy acquisition costs
Policy acquisition costs represent the costs directly related to the successful acquisition of new and renewal insurance contracts. The costs are deferred and amortized over the same period in which the related premiums are earned. The costs principally consist of commissions, brokerage, premium tax expenses and direct agency costs. The amounts presented within our consolidated balance sheets pertain to the DAC associated with the retained portion of insurance policies we issue, as the acquisition costs associated with the ceded portion of the insurance policies are offset by ceding commissions received from our reinsurance providers. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable deferred policy acquisition costs are expensed in the period identified.
Ceding commission income
We cede a significant portion of our premiums written to reinsurance companies. This generates ceding commissions which are recorded as a reimbursement for (and reduction of) the pro-rata share of the acquisition costs related to the insurance contracts subject to reinsurance. Ceding commissions that are more than the proportionate amount of the DAC of the business ceded are deferred and amortized over the same period in which the related premium is earned. The amortization of the excess deferred ceding commissions is recorded as a component of "Ceding commission income" within our consolidated statements of operations.
Certain ceding commissions are subject to sliding scale adjustments based on the actual loss experience of covered insurance contracts. Any adjustments made to projected loss experience will result in an adjustment to deferred ceding commissions to the extent that there are remaining unearned premiums and directly to the income statement when the associated premiums have been earned. Accordingly, in all cases, we adjust ceding commissions as of the reporting date for our best estimate of loss experience for reinsured insurance contracts. Total ceding commission income earned was $356.8 million, $249.5 million and $164.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Direct commission income
We operate our Risk Exchange, our own insurance agencies (that place insurance coverage through a network of MGAs, including independent, partially owned and wholly owned MGAs) and (re)insurance companies. The Risk Exchange generates revenue primarily through commission paid by affiliated and third-party insurance carriers for various agency services and fees paid by third-party reinsurance brokers for placement services.
Our insurance agencies operate through a network of MGAs and third-party claim administrators ("TPAs") that execute various activities on behalf of the Risk Exchange in return for commissions. Transactions among third-parties are reflected in our financial statements, while commissions and other amounts paid by and among wholly-owned entities are eliminated in consolidation. Direct commission income paid by third parties to our businesses within the Exchange Services and MGA Operations segments on premiums that are otherwise not assumed by Accelerant Underwriting are recognized as direct commission income in our consolidated statements of operations, to the extent that the underlying services and performance obligations to which they relate have been performed.
The Exchange Services and MGA Operations segments recognize revenue as direct commission income on a net basis, with its commission income offset by the commission expense paid to MGAs, reflecting that Exchange Services acts in an agency capacity on behalf of the insurance companies in connection with its performance obligations for underwriting, binding, and placement of insurance coverage.
Exchange Services also acts in a principal capacity for the post-placement obligations such as supporting the adjudication of large claims through management of various third-party administrators which perform claims handling and settlement services.
We estimate the stand-alone selling price for each separate performance obligation and allocates the total commission income between the performance obligations. The commissions allocated to the performance obligation of underwriting, binding and placement of insurance coverage are earned upon the effective date of the insurance policy, while the corresponding price allocated to post-placement obligations are recognized over time as the performance obligations are fulfilled on a straight-line basis.
Commissions paid by third-party insurance carriers are also subject to certain contractual clauses that give rise to variable consideration as follows:
•the commissions received are subject to adjustment based on the loss experience in the underlying policies; and
•the commissions are also subject to return if there are cancellations of the underlying policies.

Commission revenue is only recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. A commission refund liability is estimated for the potential return of commissions.
General and administrative expenses
General and administrative expenses primarily consist of salaries, employee benefits and other general operating expenses and are expensed as incurred.
Other expenses
Other expenses represent costs related to our non-core business operations, primarily related to our global enterprise resource planning system and integrated financial reporting systems, Mission profit sharing expenses, legal and advisory costs in connection with corporate development activities including mergers and acquisitions, capital raising activities and entity formation costs that support our growing business.
Refer to Note 20 for additional information regarding our Mission profit sharing awards.
Income taxes
The provision for income tax recognized in our consolidated statements of operations consists of current and deferred tax. The calculation of current and deferred tax is based on tax rates and tax laws which have been enacted in the reporting period. The deferred tax assets and liabilities result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of assets and liabilities used in the various jurisdictional tax returns.
Deferred tax assets are recognized to the extent that it is probable that the underlying tax loss or deductible temporary difference will be utilized against future taxable income. This is assessed based on forecasted future operating results, adjusted for significant non-taxable income and expenses, and specific limits on the use of any unused tax losses or credits. A valuation allowance against deferred tax assets is recorded, if it is more likely than not, that all, or some portion of, the benefits related to these deferred tax assets will not be realized.
Deferred tax liabilities are generally recognized in full, with limited exceptions. Potential tax implications of repatriation from our unremitted earnings that are indefinitely reinvested are driven by facts at the time of distribution. Therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such earnings were remitted. We review all tax positions and determine whether our position is more likely than not to be sustained, upon examination by regulatory authorities. Recognized income tax positions are measured at the largest amount, which has a greater than 50 percent likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
We classify all interest and penalties (if any) related to uncertain tax positions as income tax expense. We did not incur any interest and penalties related to uncertain tax positions, for the years ended December 31, 2025, 2024 and 2023. We did not have any unrecognized tax benefits associated with any uncertain tax positions as of December 31, 2025 and 2024.
Cash, cash equivalents and restricted cash
Cash consists primarily of cash on hand and bank deposits. Cash equivalents are short-term, highly liquid investments that mature within three months from the date of acquisition and are stated at amortized cost, which approximates fair value. Our restricted cash balances are held in segregated accounts and are legally restricted as to withdrawal or usage.
Investments
Short-term investments consist of investments with a maturity greater than three months and less than one year from the date of purchase and are carried at fair value.
Investments in fixed maturity securities consist of bonds with a maturity of greater than one year from the date of purchase. The amortized cost basis of fixed maturity securities is adjusted for the amortization of premiums and accretion of discounts. This amortization or accretion is included in periodic income in our consolidated statements of operations. Our investments in fixed maturity securities are considered available-for-sale and are carried at fair value. Changes in the fair value of available-for-sale investments are recognized as a separate component of shareholders’ equity (other comprehensive income (loss)) until realized. Fair value of these investments is estimated using prices obtained from third-party pricing services, where available.
We held equity securities in 2023 that consisted of interests in investment funds that primarily invest in debt securities. Equity securities were measured at fair value with changes in fair value recognized in "Net unrealized gains on investments" in our consolidated statements of operations. Dividends on equity securities and other investments were included in "Net investment income" on the ex-dividend date in our consolidated statements of operations.

Realized gains and losses on disposition of investments are based on specific identification of investments sold on the trade date. Interest, dividend income and amortization of fixed maturity market premiums and discounts related to these securities are recorded in "Net investment income," net of investment management and custody fees, in our consolidated statements of operations.
We have certain unconsolidated investments where we have significant influence over the operating and financial policies of the investee. We account for these investments under the equity method, whereby we record our proportionate share of income or loss from such investments in our results for the period in "Net investment income" in our consolidated statements of operations. Any decline in value of equity method investments we consider to be other-than temporary is charged to income in the period in which it is determined.
Other investments include investments in limited partnership and private equity investments in operating entities, as well as associated warrants to acquire additional ownership interests, whereby we elected the measurement alternative to carry such investments at cost, less any impairment and to mark to fair value when observable prices in identical or similar investment from the same issuer occur. We recorded $39.4 million, $19.8 million and $12.1 million of income related to these investments for the years ended December 31, 2025, 2024 and 2023, respectively.
We have elected to classify distributions received from equity method investees using the cumulative earnings approach where distributions received are considered returns on investment and are classified as cash inflows from operating activities unless the amount of cumulative distributions received exceed cumulative earnings and are thereby determined to be returns of investment (that would then be classified as cash inflows from investing activities). Any distribution from investments accounted for under the measurement alternative are classified as investing activities.
Fair value measurement
Fair value is defined as the price that would be received upon selling an asset or the price paid to transfer a liability on the measurement date, in the principal or most advantageous market for the asset or liability, in an orderly transaction between willing market participants. A three-tier hierarchy is established as a basis for considering such assumptions, and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are:
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
We perform valuations for financial reporting purposes. Valuation techniques are selected based on the characteristics of each instrument, with the overall objective of maximizing the use of market-based information.
We use prices from independent pricing vendors to determine fair value estimates of investment funds, which are based on quoted prices in an active market and are disclosed as Level 1. Our internal price validation procedures and review of fair value methodology documentation provided by independent pricing vendors has not historically resulted in adjustments to the prices obtained from the pricing service. The independent pricing services used by our vendors obtain actual transaction prices for securities that have quoted prices in active markets. We derive the fair value of fixed maturity securities principally from market price data for identical assets from exchange or dealer markets and from market observable inputs such as interest rates and yield curves that are observable at commonly quoted intervals and are disclosed as Level 2. Rights to acquire equity interests, including warrants, are disclosed as Level 3 due to the use of significant unobservable inputs. We use valuation techniques that rely on internally developed models and reported values from investment managers rather than quoted prices or observable market data. The market for these investments is illiquid and there is no active market.

Premiums receivable
Premiums receivable include insurance premiums that are both amounts currently due and not yet due from policyholders as well as amounts due from agents. The balance is reported net of a valuation allowance for expected credit losses. Such allowance is based upon ongoing review of amounts outstanding, the length of collection periods, the creditworthiness of the insured and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance. As of December 31, 2025 and 2024, we had valuation allowance for expected credit losses of $4.6 million and $2.4 million, respectively.
Goodwill and other intangible assets
Goodwill represents the excess of acquisition costs over the net fair value of identifiable assets acquired and liabilities assumed in a business combination at the date of acquisition. Goodwill is allocated to reporting units based on the expected benefit from the business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather is tested at least annually for impairment. If the goodwill asset is determined to be impaired, it is written down in the period in which the determination is made.
We perform our annual goodwill impairment assessment as of October 1 each year, or more frequently if indicators of impairment exist. For goodwill impairment testing, we have the option to first assess qualitative factors to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of the reporting unit is greater than the carrying amount. If our assessment indicates less than a 50 percent probability that the fair value of a reporting unit is greater than the carrying value or otherwise we elect to bypass the qualitative assessment, we quantitatively estimate the reporting unit’s fair value. If the carrying value of the reporting unit exceeds its estimated fair value, we recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
We determine the fair value of the reporting units using the income approach or the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. We prepare cash flow projections based on our estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic industry and market conditions. Under the market approach, we estimate fair value based on market multiples of earnings, derived from comparable publicly traded companies, with similar characteristics as the reporting unit.
Other intangible assets include finite-lived intangible assets that relate to customer relationships and trademarks. Finite-lived intangible assets are recognized at fair value on the acquisition date and amortized over their estimated useful lives. Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives, generally five to fifteen years, and are reviewed for impairment when events and circumstances indicate that their carrying value may not be recoverable. Estimated useful lives of finite-lived intangible assets are required to be reassessed on at least an annual basis.
Other indefinite-lived intangible assets relate to insurance licenses and are not amortized. We test such assets for impairment annually as of October 1 or more frequently when events and circumstances indicate that their carrying value may not be recoverable.
Capitalized technology development costs
We develop internal-use software and implement cloud-computing arrangement software. We capitalize certain of those costs based on the nature of the development activities being performed, including coding, software installation, testing and significant upgrades or enhancements to existing software that result in additional functionality. Costs capitalized to develop internal-use software are amortized using the straight-line method over the estimated useful life, which we generally estimate to be five years, beginning when the software is substantially complete and ready for its intended use. Costs capitalized to implement cloud computing arrangements, are amortized over the term of the hosting arrangement using the straight-line method. Costs associated with activities not described above are expensed as incurred.
We periodically assess the useful life of the applicable capitalized software and potential impairment indicators when there is risk such costs may not be recoverable.
Unpaid losses and loss adjustment expenses
Our reserves for losses and LAE include estimates for unpaid claims and claim expenses on reported losses as well as an estimate of losses incurred but not reported ("IBNR"). It represents our best estimate of the unpaid portion of ultimate costs, of all reported and unreported loss incurred through the balance sheet date and is based upon the assumption that past developments are an appropriate indicator of future events amongst other factors. The reserves are based on individual claims, case reserves and other reserves estimates reported, as well as our actuarial estimates of ultimate losses.

Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. Ultimate losses may vary materially from the amounts provided in our consolidated financial statements. These estimates are reviewed regularly and as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in our consolidated statements of operations in the period in which they become known and we account for them as changes in estimates. The unpaid losses and LAE are presented on an undiscounted basis.
The process of establishing unpaid losses and LAE can be complex and is subject to considerable uncertainty, as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. Our estimates and judgments are based on numerous factors and may be revised as additional experience and other data become available and are reviewed and as new or improved methodologies are developed. The adequacy of the reserves may be impacted by future trends in claims severity, frequency, payment patterns and other factors. These variables are affected by both external and internal events, including but not limited to, changes in the economic cycle, inflation, natural or human-made catastrophes and legislative changes.
Total IBNR reserves are determined by subtracting payments and case reserves implied from the ultimate loss and LAE estimates. Ultimate loss and LAE are estimated utilizing generally accepted actuarial loss reserving methods. The reserving methods we employ include the Chain Ladder, Bornheutter-Ferguson and Initial Expected Loss Ratio methods. Reportable catastrophe losses are analyzed and reserved separately using a frequency and severity approach. The methods all involve aggregating paid and case-incurred loss data by underwriting year and development month, segmented into MGAs and products or lines of business as deemed appropriate and material. Our ultimate loss selections for each year tend to be based upon the Chain Ladder results for the older years and the Bornheutter-Ferguson method for the most recent years.
Because we have limited data to assess our own claims experience given the recently formed nature of our business, we use industry and peer-group data, in addition to our own data, as a basis for selecting our expected paid and reporting patterns.
The recorded reserves represent our best estimate of ultimate liabilities, based on currently known facts, current law, current technology, and reasonable assumptions where facts are not known. Due to the significant uncertainties and related judgments, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.
Reinsurance recoverables and payables
Our insurance companies use reinsurance to mitigate exposure to losses arising from direct insurance policies, limit liability on specific risks and catastrophes and to stabilize loss experience. We also utilize reinsurance to manage capital (both regulatory and operational) and solvency and as a mechanism to pool risks to maximize diversity of the portfolio.
We purchase various types of reinsurance, including excess of loss contracts (that protect against losses above stipulated amounts) together with quota share contracts (to provide cover for adverse losses on a total portfolio basis). Certain of these reinsurance contracts include risk limiting features, such as loss limits, sliding scale commissions and reinstatement provisions. Risk tolerance is set based on a low probability of exceeding loss limitations. We closely monitor our exposures against the available reinsurance to ensure adequate protection. The impact of the sliding scale commission adjustments following adverse loss experience (resulting in a return of ceding commission to the reinsurers and therefore an offset to the benefit of reinsured losses) could be material to us.
Premiums ceded under prospective reinsurance agreements are recognized as a reduction in revenues over the period the reinsurance coverage is provided in proportion to the risks to which the premiums relate. Amounts applicable to reinsurance ceded for unearned premiums are reported as Ceded unearned premiums in our consolidated balance sheet.
Certain reinsurance contracts we purchase are retroactive (and take the form of a loss portfolio transfer), whereby the reinsurer agrees to reimburse us because of past insurable events. When a reinsurance contract does not transfer significant insurance risk, we account for the premium paid (net of any amount of premium that will be retained by the reinsurer) as a deposit asset in reinsurance recoverables within our consolidated balance sheets. The amount of the initial deposit asset is adjusted in subsequent reporting periods by calculating an effective yield on the deposit based on actual and expected future payments. Such adjustments are reported as interest income within "Net investment income" in our consolidated statements of operations.
Reinsuring loss exposures does not relieve our obligation to policyholders in the event of nonperformance by the reinsurers, thus a credit and / or dispute exposure exists to the extent that any reinsurer is unable to meet the obligation assumed in the reinsurance agreements. To mitigate this exposure to reinsurer insolvencies, we evaluate the financial condition of our reinsurers and typically hold collateral in the form of funds withheld, trusts and letters of credit, as security under the reinsurance agreements.

Amounts recoverable from and payable to reinsurers are estimated in a manner consistent with the claim liability associated with the insured business. Reinsurance premiums, commissions, and expense reimbursements related to reinsured business are accounted for on a basis consistent with the basis used in accounting for the original policies issued and the terms of the reinsurance contracts.
We assess our reinsurance assets for recoverability on a regular basis. If there is objective evidence that the reinsurance asset is not recoverable due to reinsurer insolvency, a contractual dispute, or other reasons, we reduce the carrying amount of the reinsurance asset to our recoverable amount and recognizes that loss in our consolidated statements of operations.
We may periodically enter commutation agreements with our reinsurers. Such agreements result in the termination of all or part of a reinsurance agreement whereby we would assume the obligation to insure the previous loss reserves subject to the reinsurance agreement in exchange for cash or other consideration. Upon execution of a commutation agreement, we reassume the risk of liabilities for losses previously ceded to the reinsurer, while the reinsurer is generally released of our obligations under the commuted (legally extinguished) portions of the reinsurance agreement. Our insurance subsidiaries that originally ceded the insurance business account for a commutation by eliminating their existing reinsurance recoverable and recognizing a gain or loss for the difference between the consideration received and the previously recognized reinsurance recoverable.
Flywheel Re: We have entered into a quota share agreement, where we cede certain insured risks to Flywheel Re Ltd. ("Flywheel Re"). Flywheel Re is a Class C Insurer licensed in the Cayman Islands and is a special purpose reinsurance company that provides multi-year collateralized quota share capacity to Accelerant, backed by long-term institutional investors. Flywheel Re is not consolidated in our consolidated financial statements because we i) do not have the power over the activities that most significantly impact Flywheel Re's economic performance, and ii) it is wholly-owned by third-party investors. Each investor group in Flywheel Re purchased preferred shares in a segregated portfolio owned solely by such investor group. The purchase price of the preferred shares was then pledged as collateral to Accelerant Re (Cayman) Ltd. ("Accelerant Re"), the cedent to Flywheel Re under each applicable reinsurance agreement. Accelerant Re cedes premium and losses in accordance with the terms of the applicable reinsurance agreement, to Flywheel Re and all investors are obligated to accept such premium and losses over the course of three underwriting years. Our reinsurance arrangements with Flywheel Re have been contracted on an arm's-length basis.
Funds held under reinsurance
Certain of our reinsurance contracts provide for an arrangement where, rather than making a cash payment or transferring investments for ceded premiums written, we hold the related amounts as assets to collateralize the reinsurer's obligations and establish corresponding funds held under reinsurance liabilities.
Concentrations of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are held with financial institutions of high quality. For equity securities and fixed maturity securities, we manage our credit risk through diversification in terms of instruments by issuer, geographic region and related industry.
The ceding of insurance through our reinsurance partners does not legally discharge us from our primary liability for the full amount of the policy coverage. We will be required to pay the loss and bear the collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. To minimize exposure to significant losses from reinsurance insolvencies, we evaluate the financial condition of our reinsurers and monitor both individual, and concentrations of, credit risk. Refer to Note 8 for more information on how we manage credit risk related to our reinsurance recoverables.
Segment information
Accelerant's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer ("CEO"). The CODM has authority and executive oversight over operating decisions and resource allocations such as significant business strategy decisions, capital expenditures, the budget and forecasting processes and all new material ventures and contracts. Additionally, the CODM drives the execution of these activities and reviews operating results to assess performance and makes resource allocation decisions. Each segment has a segment manager who reports directly to the CODM.
Adjusted EBITDA, a non-GAAP financial measure, is the primary measure of segment profit and loss reviewed by the CODM and is intended to measure the performance of segments, which the CODM utilizes to allocate our resources. We define Adjusted EBITDA as net (loss) income adjusted to remove the impact of interest, income taxes, depreciation, amortization, net foreign currency exchange (losses) gains and other expenses. We believe the exclusion of the impact of interest, income taxes, depreciation, amortization, net foreign currency exchange (losses) gains and other expenses is pertinent to understanding Accelerant's performance attributable to our core operating activities, as well as comparability to prior periods and peers. Segment Adjusted EBITDA also excludes certain costs that are not allocated to segments because they are separately managed at the consolidated corporate level. The unallocated costs primarily include general and administrative expenses such as those incurred in the legal and accounting functions.
Refer to Note 3 for segment information.
Convertible preference shares
We previously issued convertible preference shares (all of which were converted or redeemed at the time of the IPO) that were evaluated for features that may have resulted in their characterization as permanent equity, temporary equity (often referred to as “mezzanine equity”), or a liability.
We previously recorded the Class A and Class B preference shares at their respective fair values on the dates of issuance, net of issuance costs, within permanent equity. Such convertible preference shares were subject to actual liquidation or deemed liquidation events, such as an initial public offering of our common shares, or a sale of the Company. Our Class A and Class B shares were recorded as a component of permanent equity because, while they were subject to redemption on the occurrence of any such liquidation events, all of the holders of our equally or more subordinated equity instruments were also entitled to receive the same form of consideration (for example, cash or shares) upon the occurrence of the event that gave rise to the redemption (that is, all classes of shares subordinate to the Class A and Class B preference shares were also entitled to be redeemed).
Our Class C preference shares were issued with contingently issuable detachable warrants that would have only become exercisable on the non-occurrence of an initial public offering or other liquidation event within two years of issuance of the Class C preference shares. Such warrants were equity-linked instruments and were considered issued for accounting purposes. We recorded the Class C preference shares and contingently issuable detachable warrants at their relative fair values on the date of issuance, net of issuance costs, within temporary equity and additional paid in capital, respectively. The Class C preference shares were previously recorded in temporary equity as they contained redemption rights that were contingent upon the occurrence of actual liquidation or deemed liquidation events of the Company, such as an initial public offering, or a sale that were not solely within our control. At issuance, we deemed the Class C preference shares probable of conversion to common shares when considering both the expected timing and nature of events giving rise to the redemption or conversion rights of the holders of such Class C preference shares at the date of issuance. However, in July 2025 since the IPO occurred and the condition for redemption was met, we recognized the redemption value immediately as a deemed dividend and an increase in the value of the Class C preference shares, as well as a corresponding reduction to additional paid in capital and earnings per share. The Class C preference shares were then subject to cash settlement in July 2025. There was no adjustment to the previous amounts recorded for warrants in additional paid in capital despite the cancellation of the warrants as they were a component of permanent equity.
Contingent liabilities
We record contingent liability provisions when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
Earnings per share
Our basic earnings per share is based on the weighted average number of common shares outstanding and excludes potentially dilutive securities.
Our diluted earnings per share is based on the weighted average number of common and common share equivalents outstanding calculated using the if-converted method for all potentially dilutive convertible securities. When the effect of dilutive securities would be anti-dilutive, we exclude these securities from the calculation of diluted earnings per share.
Share-based compensation
Our share-based compensation arrangements include restricted share units, employee share purchase plan awards, liability-classified awards and stock option awards.

Equity-classified awards
Share-based compensation cost is measured at grant-date fair value and recognized over the requisite service period, with forfeitures recognized as they occur. Equity-classified awards are not subsequently remeasured (while liability-classified awards, as discussed below, are remeasured at fair value each reporting period until settlement). Share-based compensation expense for our equity-classified awards is included as a component of general and administrative expenses in our consolidated statements of operations.
Share options: We calculated the fair value of share options we issued using a weighted-average of values derived using the Hull-White valuation method for those options granted prior to our IPO. We utilized a Black-Scholes model for options granted upon our IPO. Use of such option-pricing models required us to make several assumptions, including estimated equity volatility and expected term to exercise. We evaluated all assumptions used in the valuation of the share option awards as of each grant date. We estimated volatility based upon comparison to certain publicly traded companies and determined an expected option term for each hypothetical scenario based on contractual term and exercise probability assumptions, as we do not have sufficient historical data to develop an estimate based upon participant behavior. We have used a risk-free interest rate equal to the U.S. treasury bond yield with an equivalent period as the expected option term.
Restricted Stock Units ("RSUs"): RSUs are service awards that typically vest over four years. These awards are share-settled and are recorded as an expense over the four year vesting period included within general and administrative expense within the consolidated statements of operations, with a corresponding amount recorded in additional paid-in capital within the consolidated balance sheets. The fair value of these awards is measured using the closing price of our common shares on the grant date with the related expense recognized over the ensuing service period.
Employee Share Purchase Plan ("ESPP"): We have established an ESPP whereby eligible employees may purchase Accelerant shares at a 15.0% discount to the lower of the market price on the first day of the offering period or the purchase date. Employee participation is subject to plan limits, including a maximum payroll contribution of 15.0% of the employee's base salary and an annual purchase limit of $25,000 of grant-date fair market value per employee. The 15.0% discount will be expensed as compensation cost. The first period of the plan commenced with a January 1, 2026 offer to purchase shares and therefore, there was no compensation expense in 2025.

Liability-classified awards
We have issued share-based compensation awards to certain employees that are liability-classified, subject to both service and performance vesting conditions. We determine the fair value of such awards using an earnings multiple approach, with the related changes in value recognized as a component of general and administrative expenses in our consolidated statements of operations.
Refer to Note 21 for additional information regarding our share-based compensation awards.

Recent accounting pronouncements
Recently adopted accounting pronouncements
Income Tax: In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, to address improvements to income tax disclosures. The standard requires disaggregated information about a company’s ETR reconciliation as well as information on income taxes paid, which includes the following:
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
We adopted ASU 2023-09 on a prospective basis in our annual financial statements for the year ended December 31, 2025, as permitted by the standard. Refer to Note 10 for our expanded income tax disclosures.
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
3. Segment information
We have three reportable segments (Exchange Services, MGA Operations, and Underwriting). Each of our reportable segments serves the specific needs of our customers based on the products and services provided and reflects the way our CODM assesses performance of the business and makes decisions on the allocation of resources. Our CODM is our Chief Executive Officer.
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
MGA Operations
MGA Operations consists of our Mission Underwriters ("Mission") and Owned Members reporting units. Mission is a licensed insurance agency that functions as an MGA incubator in the US, UK and EU and represents the largest component of the segment. Mission was previously a consolidated variable interest entity ("VIE") until we acquired all the outstanding common equity interests in Mission on May 1, 2024, at which point it became a wholly-owned subsidiary (and a voting interest entity, or "VOE"). The Owned Members reporting unit comprises MGAs in which we have made non-controlling or controlling equity investments. Our investments in existing Members typically take the form of an initial minority stake and contractual call option for a majority stake over time. We eliminate commission income earned by MGA Operations in consolidation to the extent it is received from consolidated insurance companies within the Underwriting segment. Only commission income earned from third-party companies is not eliminated in consolidation.
Underwriting
Underwriting contains all revenue and expenses associated with the underwriting of insurance policies and assumption of reinsurance policies issued or accepted by Accelerant’s consolidated insurance and reinsurance companies. Our Underwriting segment is a strategic asset that enables access to Accelerant’s portfolio for current and prospective Risk Capital Partners. The activities of these (re)insurance companies include property and casualty insurance, policy issuance, reinsurance arrangements and the payment of commission and other acquisition costs to the Exchange Services segment.
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
We consider the segment presentations of Exchange Services, MGA Operations and Underwriting segments prior to elimination to be the best way to evaluate Accelerant's business and how these business components would be presented if they were stand-alone operations. As we continue to generate increasing third-party insurance premiums through our Risk Exchange, the standalone segment results will more closely align with the consolidated results (as such third party transactions are not be subject to elimination).

The following includes the financial results of our three reportable segments for the years ended December 31, 2025, 2024 and 2023. Corporate functions and certain other businesses and operations are included in Corporate and Other.

	Year Ended December 31, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$94.9	$94.9	$—	$261.9	$356.8
Direct commission income
Affiliated entities	251.5	128.0	—	379.5	—	(379.5)	—
Unaffiliated entities	79.0	83.0	—	162.0	—	—	162.0
Net earned premiums	—	—	298.1	298.1	—	—	298.1
Net investment income	4.4	3.6	35.2	43.2	5.5	—	48.7
Net realized gains on investments	—	5.1	2.7	7.8	0.1	—	7.9
Net unrealized gains on investments	—	29.4	—	29.4	10.0	—	39.4
Segment revenues	334.9	249.1	430.9	1,014.9	15.6	(117.6)	912.9
Losses and loss adjustment expenses	—	—	204.0	204.0	—	—	204.0
Amortization of deferred acquisition costs	—	—	113.9	113.9	—	(33.6)	80.3
General and administrative expenses (3) (4) (5)	110.4	136.5	55.6	302.5	80.8	(36.5)	346.8
Adjusted EBITDA	$224.5	$112.6	$57.4	$394.5	$(65.2)	$(47.5)	$281.8
Interest expenses							(10.9)
Depreciation and amortization							(35.2)
Profits interest distribution expenses							(1,379.7)
Share-based compensation expenses (5)							(53.6)
Net foreign exchange losses							(20.2)
Other expenses (6)							(104.1)
Loss before income taxes							$(1,321.9)
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 9.
(3) General and administrative expenses are comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$75.5	$93.7	$25.8	$195.0
Consulting and professional fees	19.6	16.2	11.8	47.6
Other administrative expenses	15.3	26.6	18.0	59.9
Total general and administrative expenses	$110.4	$136.5	$55.6	$302.5
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the consolidated statements of operations (and excluded from the segment presentation above).
(6) Other expenses for the year ended December 31, 2025 consist of a $25.0 million termination fee for our former management services agreement contract with Altamont Capital, $20.0 million of system development non-operating expenses, $27.7 million of professional costs related to corporate development and capital raise activities (including $5.0 million specifically related to our IPO that were not eligible for capitalization as issuance costs), $27.6 million of Mission profits sharing expense (including $15.8 million related to the agreement to settle and terminate a portion of the outstanding profit sharing arrangements) and $3.8 million of individually insignificant costs.

	Year Ended December 31, 2024
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$82.0	$82.0	$—	$167.5	$249.5
Direct commission income
Affiliated entities	199.7	99.4	—	299.1	—	(299.1)	—
Unaffiliated entities	21.9	44.8	—	66.7	—	—	66.7
Net earned premiums	—	—	226.6	226.6	—	—	226.6
Net investment income	1.1	4.2	32.6	37.9	1.0	—	38.9
Net realized gains on investments	—	1.3	0.6	1.9	—	—	1.9
Net unrealized (losses) gains on investments	—	—	(0.7)	(0.7)	19.7	—	19.0
Segment revenues	222.7	149.7	341.1	713.5	20.7	(131.6)	602.6
Losses and loss adjustment expenses	—	—	167.3	167.3	—	—	167.3
Amortization of deferred acquisition costs	—	—	104.2	104.2	—	(22.8)	81.4
General and administrative expenses (3) (4) (5)	65.0	105.6	90.5	261.1	36.5	(56.7)	240.9
Adjusted EBITDA	$157.7	$44.1	$(20.9)	$180.9	$(15.8)	$(52.1)	$113.0
Interest expenses							(12.1)
Depreciation and amortization							(26.6)
Share-based compensation expenses (5)							(8.4)
Net foreign exchange gains							5.1
Other expenses (6)							(39.0)
Income before income taxes							$32.0
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 9.
(3) General and administrative expenses are comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$34.1	$74.3	$30.8	$139.2
Consulting and professional fees	8.6	8.8	15.0	32.4
Other administrative expenses	22.3	22.5	44.7	89.5
Total general and administrative expenses	$65.0	$105.6	$90.5	$261.1
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the consolidated statements of operations (and excluded from the segment presentation above).
(6) Other expenses for the year ended December 31, 2024 consists of $14.7 million of system development non-operating costs, $13.1 million of professional costs related to corporate development and capital raise activities, $7.0 million of Mission profits sharing expense, and $4.2 million of individually insignificant costs.

	Year Ended December 31, 2023
(in millions)	Exchange Services	MGA Operations	Underwriting	Total segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$78.4	$78.4		$85.8	$164.2
Net earned premiums	—	—	105.1	105.1	—	—	105.1
Direct commission income
Affiliated entities	107.7	76.9	—	184.6	—	(184.6)	—
Unaffiliated entities	14.5	23.1		37.6			37.6
Net investment income	1.1	2.8	12.1	16.0	3.3	—	19.3
Net realized gains on investments	—	—	0.5	0.5	—	—	0.5
Net unrealized gains on investments	—	9.3	5.2	14.5	2.8	—	17.3
Segment revenues	123.3	112.1	201.3	436.7	6.1	(98.8)	344.0
Losses and loss adjustment expenses	—	—	80.3	80.3	—	—	80.3
Amortization of deferred acquisition costs	—	—	68.4	68.4	—	(18.5)	49.9
General and administrative expenses (3) (4) (5)	36.2	80.6	56.0	172.8	31.7	(26.8)	177.7
Adjusted EBITDA	$87.1	$31.5	$(3.4)	$115.2	$(25.6)	$(53.5)	$36.1
Interest expenses							(10.9)
Depreciation and amortization							(14.5)
Share-based compensation expenses (5)							(4.8)
Net foreign exchange losses							(3.5)
Other expenses (6)							(46.3)
Loss before income taxes							$(43.9)
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 9.
(3) General and administrative expenses are comprised of employee compensation and benefits, consulting and professional fees and all other expenses. The composition of such amounts by each reportable segment was as follows:

	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$16.7	$55.8	$30.8	$103.3
Consulting and professional fees	3.0	5.9	11.7	20.6
Other administrative expenses	16.5	18.9	13.5	48.9
Total general and administrative expenses	$36.2	$80.6	$56.0	$172.8
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the consolidated statements of operations (and excluded from the segment presentation above).
(6) Other expenses for the year ended December 31, 2023 consists of $22.9 million of system development non-operating costs, $16.2 million of professional costs related to corporate development activities, and $7.2 million of individually insignificant costs.

The following table presents our total assets by reportable segments:

(in millions)	December 31, 2025	December 31, 2024
Exchange Services	$903.9	$653.8
MGA Operations	479.2	303.0
Underwriting	7,307.2	5,589.9
Corporate and eliminations	(427.2)	(451.8)
Total	$8,263.1	$6,094.9
As of December 31, 2025, our equity method investments (as further detailed in Note 4) consisted of $5.4 million held by the MGA Operations segment and $5.0 million within Corporate and Other. As of December 31, 2024, our equity method investments consisted of $14.0 million held by the MGA Operations segment and $4.2 million within Corporate and Other. In addition, expenditures for additions to long-lived assets are not material and are not reported to our CODM.
All our revenues from external customers were attributable to various geographic locations outside of the Cayman Islands, based on where the insurance policies or services were sold. There were no reportable major customers that accounted for 10% or more of our consolidated revenue for the years ended December 31, 2025, 2024 and 2023.
The following table presents our revenues by geography:

	Year Ended December 31, 2025
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$260.4	$96.4	$356.8
Direct commission income	95.5	66.5	162.0
Net earned premiums	78.8	219.3	298.1
Net investment income	31.6	17.1	48.7
Net realized gains on investments	4.7	3.2	7.9
Net unrealized gains on investments	39.4	—	39.4
Total revenues	$510.4	$402.5	$912.9

	Year Ended December 31, 2024
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$151.2	$98.3	$249.5
Direct commission income	41.9	24.8	66.7
Net earned premiums	165.3	61.3	226.6
Net investment income	21.0	17.9	38.9
Net realized gains on investments	—	1.9	1.9
Net unrealized gains (losses) on investments	19.8	(0.8)	19.0
Total revenues	$399.2	$203.4	$602.6

	Year Ended December 31, 2023
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$81.5	$82.7	$164.2
Direct commission income	18.6	19.0	37.6
Net earned premiums	77.9	27.2	105.1
Net investment income	11.6	7.7	19.3
Net realized gains on investments	0.2	0.3	0.5
Net unrealized gains on investments	12.1	5.2	17.3
Total revenues	$201.9	$142.1	$344.0
(1) Refer to Note 9 for additional information on the impacts of sliding scale commission adjustments on our ceding commission income for the years ended December 31, 2025, 2024 and 2023 resulting from the loss experience of covered insurance contracts.
4. Investments
Unrealized gains and losses on available for sale fixed maturity and short-term investments, at fair value
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of fixed maturity and short-term investments, were as follows:

	December 31, 2025
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate	$244.4	$2.6	$(0.1)	$246.9
US government and agency	123.6	1.0	(0.1)	124.5
Non-US government and agency	247.0	1.5	(0.4)	248.1
Residential mortgage-backed	55.5	0.6	(0.5)	55.6
Commercial mortgage-backed	14.8	0.2	—	15.0
Other asset-backed securities	21.8	0.1	—	21.9
Total fixed maturity and short-term investments	$707.1	$6.0	$(1.1)	$712.0

	December 31, 2024
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate	$175.5	$0.8	$(2.3)	$174.0
US government and agency	128.9	0.1	(0.8)	128.2
Non-US government and agency	161.1	0.5	(3.0)	158.6
Residential mortgage-backed	44.4	0.1	(1.5)	43.0
Commercial mortgage-backed	18.6	—	(0.2)	18.4
Other asset-backed securities	22.1	0.1	(0.1)	22.1
Total fixed maturity and short-term investments	$550.6	$1.6	$(7.9)	$544.3

The following table summarizes, for all our available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	December 31, 2025
	Less than 12 months		12 Months or more		Total
(in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate	$25.6	$(0.1)	$—	$—	$25.6	$(0.1)
US government and agency	—	—	4.8	(0.1)	4.8	(0.1)
Non-US government and agency	63.0	(0.3)	8.1	(0.1)	71.1	(0.4)
Residential mortgage-backed	—	—	3.4	(0.5)	3.4	(0.5)
Total fixed maturity and short-term investments	$88.6	$(0.4)	$16.3	$(0.7)	$104.9	$(1.1)

	December 31, 2024
	Less than 12 months		12 Months or more		Total
(in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate	$85.4	$(2.2)	$6.5	$(0.1)	$91.9	$(2.3)
US government and agency	66.3	(0.6)	4.7	(0.2)	71.0	(0.8)
Non-US government and agency	93.5	(3.0)	—	—	93.5	(3.0)
Residential mortgage-backed	29.0	(0.8)	5.1	(0.7)	34.1	(1.5)
Commercial mortgage-backed	13.2	(0.2)	0.5	—	13.7	(0.2)
Other asset-backed securities	12.1	(0.1)	—	—	12.1	(0.1)
Total fixed maturity and short-term investments	$299.5	$(6.9)	$16.8	$(1.0)	$316.3	$(7.9)
We did not recognize the unrealized losses in earnings on these fixed maturity and short-term investments as of December 31, 2025 and 2024 because we determined that such losses were due to non-credit factors that are temporary in nature. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.
Contractual maturity
The amortized cost and fair values of our fixed maturity and short-term investments by contractual maturity were as follows:

	December 31, 2025
(in millions)	Amortized cost	Fair value
Due in one year or less	$99.7	$100.0
Due after one year through five years	452.3	456.2
Due after five years through ten years	62.5	62.8
Due after ten years	0.5	0.5
Residential mortgage-backed	55.5	55.6
Commercial mortgage-backed	14.8	15.0
Other asset-backed securities	21.8	21.9
Total fixed maturity and short-term investments	$707.1	$712.0

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
Details regarding our equity method investments were as follows:

	December 31, 2025		December 31, 2024
(in millions)	Ownership %	Carrying value	Ownership %	Carrying value
MGAs	19.0% - 20.0%	$2.0	19.0% - 20.0%	$11.0
Other	8.1% - 15.0%	8.4	9.4% - 15.0%	7.2
Equity method investments		$10.4		$18.2
In applying the equity method of accounting, we record investments initially at cost and subsequently adjust their carrying value based on our proportionate share of the net income or loss of the investment. As permitted by the applicable accounting guidance, we generally record such investments on a one-to-three-month lag. Our maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in our consolidated balance sheet and any unfunded commitments. As of December 31, 2025, we had unfunded commitments of $5.4 million to our equity method investees.
For the years ended December 31, 2025, 2024 and 2023, we received dividends from equity method investees of $1.6 million, $1.7 million and $0.8 million, respectively.
Details regarding the carrying value of our other investments portfolio were as follows:

(in millions)	December 31, 2025	December 31, 2024
Investment type:
MGAs and TPAs	$59.9	$26.2
Venture funds	24.1	19.1
Other investments	$84.0	$45.3
We elected the measurement alternative to carry private equity investments in venture funds, ordinary stocks, warrants and stock options of MGAs and TPAs that qualify for the equity method basis of accounting and that do not have a readily determinable fair value, at cost, less any impairment. If observable prices in identical or similar investments from the same issuer are observed, we measure the equity investment at fair value as of the date that such observable transaction occurs.
For the year ended December 31, 2025, we recognized $39.4 of income, net of $0.5 million of impairment charges as a component of unrealized gains following observable prices related to our other investments. For the year ended December 31, 2024, we recognized $19.8 million as a component of unrealized gains following observable prices related to these investments. For the year ended December 31, 2023, we recorded $12.1 million of income, net of $0.2 million of impairment charges, as a component of unrealized gains primarily related to observable prices related to these investments.
We have recognized cumulative income as a component of unrealized gains of $74.8 million, net of cumulative impairment charges of $0.7 million associated with investments accounted for under the measurement alternative from inception of the related investments.
As of December 31, 2025, we had unfunded commitments of $2.1 million to venture funds.

Net investment income
Investment income and expenses were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Interest on cash and cash equivalents	$50.3	$35.7	$18.0
Interest on fixed maturity investments	28.7	14.8	2.9
Income from equity method investments	1.8	2.3	2.9
Gross investment income	80.8	52.8	23.8
Interest expense on funds held under reinsurance	(30.5)	(13.3)	(4.2)
Investment expenses	(1.6)	(0.6)	(0.3)
Net investment income	$48.7	$38.9	$19.3
Net realized and unrealized gains on investments
The following table presents net realized and unrealized gains (losses) on our investments:

	Years Ended December 31,
(in millions)	2025	2024	2023
Net realized gains on investments:
Net realized gains on fixed maturity and short-term investments	$2.7	$0.2	$0.4
Net realized gains on equity securities	—	0.5	0.1
Net realized gains on equity method investments	2.5	1.2	—
Net realized gains on other investments	2.7	—	—
Net realized gains on investments	7.9	1.9	0.5
Net unrealized gains on investments:
Net unrealized (losses) gains on equity securities held at the reporting date	—	(0.8)	5.2
Other investments (1):
MGAs and TPAs	34.5	11.8	9.1
Venture funds	4.9	8.0	3.0
Net unrealized gains on other investments	39.4	19.8	12.1
Net unrealized gains on investments	39.4	19.0	17.3
Net realized and unrealized gains on investments	$47.3	$20.9	$17.8
(1) Amounts correspond to income arising from our equity investments accounted for under the measurement alternative (as described above).
Regulated deposits and restricted assets
Certain of our subsidiaries are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. Securities on deposit for regulatory and other purposes were $5.2 million and $4.9 million as of December 31, 2025 and 2024, respectively, which are included in the "Fixed maturity securities available for sale, at fair value" in our consolidated balance sheets.

The following table represents the restricted assets we have pledged in favor of certain ceding companies to collateralized obligations:

(in millions)	December 31, 2025	December 31, 2024
Short-term investments	$0.9	$17.2
Fixed maturity securities	25.8	33.0
Cash and cash equivalents	83.1	47.3
Total	$109.8	$97.5
5. Fair value measurements
Fair value measurements on a recurring basis
Our financial assets and liabilities measured at fair value on a recurring basis by level were as follows:

	December 31, 2025
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Fixed maturity and short-term investments measured at fair value:
Corporate	$—	$246.9	$—	$246.9
US government and agency	—	124.5	—	124.5
Non-US government and agency	—	248.1	—	248.1
Residential mortgage-backed	—	55.6	—	55.6
Commercial mortgage-backed	—	15.0	—	15.0
Other asset-backed securities	—	21.9	—	21.9
Total fixed maturity and short-term investments	$—	$712.0	$—	$712.0

	December 31, 2024
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Fixed maturity and short-term investments measured at fair value:
Corporate	$—	$174.0	$—	$174.0
US government and agency	—	128.2	—	128.2
Non-US government and agency	—	158.6	—	158.6
Residential mortgage-backed	—	43.0	—	43.0
Commercial mortgage-backed	—	18.4	—	18.4
Other asset-backed securities	—	22.1	—	22.1
Total fixed maturity and short-term investments	$—	$544.3	$—	$544.3

There were no transfers between Level 1, Level 2, or Level 3 for the years ended December 31, 2025, 2024 and 2023.
Fair value measurements on a non-recurring basis
We measure the fair value of certain assets on a non-recurring basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include our investments in limited partnerships reported in "Other investments" in our consolidated balance sheets.
The following table presents assets measured at fair value on a non-recurring basis:

	December 31, 2025
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Assets measured at fair value:
Other investments:
MGAs and TPAs	$—	$—	$59.9	$59.9
Venture funds	—	—	24.1	24.1
Total	$—	$—	$84.0	$84.0

	December 31, 2024
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Assets measured at fair value:
Other investments:
MGAs	$—	$—	$26.2	$26.2
Venture funds	—	—	19.1	19.1
Total	$—	$—	$45.3	$45.3
Fair value information about financial instruments not measured at fair value
Our estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts) is discussed below:
Debt: As further described in Note 14, given the frequency with which the variable interest rates on our senior unsecured debt reset, the carrying value of our debt measured at amortized cost approximates its fair value as of December 31, 2025 and 2024. The debt is classified as Level 2.
Remaining financial assets and liabilities: Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature, approximates their fair value as of December 31, 2025 and 2024.

6. Variable interest entities
VIEs
In the normal course of our business activities, we enter into relationships with various entities that are deemed to be VIEs. A VIE is an entity that either:
•has equity investors that lack characteristics of a controlling financial interest (including the ability to control activities of the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns); or
•lacks sufficient equity to finance its own activities without additional subordinated financial support.
We consolidate a VIE when we determine that we are the primary beneficiary of that VIE. This analysis includes a review of the VIE's capital structure, related contractual relationships and terms, nature of the VIE's operations and purpose, nature of the VIE's interests issued and our involvement with the entity. When assessing the need to consolidate a VIE, we evaluate the design of the VIE as well as the related risks to which the entity was designed to expose the variable interest holders.
We are the primary beneficiary if we have:
•the power to direct activities of the VIE that most significantly impact the economic performance of the VIE; and
•the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Mission
Mission, formed in 2021, operates in the US (Mission Underwriting Holdings, LLC, or “Mission US”) and in the EU (Mission Holdings Europe Ltd. or “Mission EU”). Each of Mission US and Mission EU operates, pursuant to local licenses as required by its jurisdiction of organization, to support experienced underwriters by providing insurance regulatory, technical infrastructure and product development expertise to them. Each Mission entity was funded principally with loans advanced by us in the form of subordinated debt and other working capital arrangements, although at the time of formation ACP Holdings LP (“ACP Holdings”) provided the initial equity capital and until 2024 held all the equity of each of Mission US and Mission EU. Also at the time of formation of Mission US and Mission EU, ACP Holdings granted us options to acquire each of Mission US and Mission EU.
On May 1, 2024, we closed on our acquisition of each of Mission US and Mission EU which we initiated by exercising our options. As described in more detail below, Mission was previously a consolidated VIE given financial support and variable interest considerations. Because Mission was previously consolidated within our financial statements, the exercise of the call option was accounted for as an equity transaction.
The consideration we paid to Accelerant Holdings LP took the form of 580,454 of our common shares. Additionally, as an anti-dilutive measure, and in recognition of the fact that the holders of our Class A and Class B convertible preference shares at the time such investments were made had relied on the inclusion of Mission within our results of operations, holders of our Class A and B convertible preference shares received an additional 73,194 shares and 43,904 shares, respectively, in each case without further consideration being paid. The total consideration had a fair value of $7.0 million.
The excess fair value of the consideration we paid as compared to the carrying value of the acquired non-controlling interest in Mission is reflected as a reduction in additional paid-in capital of $39.9 million, with a corresponding increase of non-controlling interests of $39.9 million in our consolidated statements of equity for the years ended December 31, 2024.
Upon completion of the acquisition, Mission became a VOE and our wholly-owned subsidiary.
Prior to May 1, 2024, Mission was determined to be a VIE, as it lacked sufficient equity at risk and was primarily financed with our subordinated debt. As a result of this determination, we assessed whether we were the primary beneficiary and, thus, would be required to consolidate Mission. We were exposed to a significant amount of income and losses of Mission and we had the substantive power to direct the activities that most significantly impacted Mission. On this basis, we had determined that we were the primary beneficiary of Mission and consolidated it.
7. Revenue from contracts with customers
The following table presents our revenues from contracts with third parties by geographical market. All revenue from contracts with customers is generated by our Exchange Services and MGA Operations segments, specifically by owned MGAs that provide insurance products and services to third party insurers that is not subject to elimination in consolidation.

	Year Ended December 31, 2025
(in millions)	North America	UK and EU	Total
Direct commission income	$95.5	$48.7	$144.2
Loss experience adjustments	—	(2.2)	(2.2)
Other revenue	—	20.0	20.0
Direct commission income	$95.5	$66.5	$162.0

	Year Ended December 31, 2024
(in millions)	North America	UK and EU	Total
Direct commission income	$41.9	$16.6	$58.5
Loss experience adjustments	—	(9.6)	(9.6)
Other revenue	—	17.8	17.8
Direct commission income	$41.9	$24.8	$66.7

	Year Ended December 31, 2023
(in millions)	North America	UK and EU	Total
Direct commission income	$18.6	$10.8	$29.4
Loss experience adjustments	—	(4.8)	(4.8)
Other revenue	—	13.0	13.0
Direct commission income	$18.6	$19.0	$37.6
8. Reinsurance
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
Flywheel Re is an unconsolidated reinsurance sidecar that provides multi-year collateralized quota share capacity backed by institutional investors. We formed Flywheel Re to facilitate the participation of institutional investors in the Risk Exchange portfolio. The Flywheel Re reinsurance treaty was extended and upsized during the second quarter of 2025 and during the first quarter of 2026 through additional capital from new and existing institutional investors to support business assumed by Flywheel Re over a multi-year risk period scheduled to end in 2028.

The impacts of reinsurance on written and earned premiums and loss and loss adjustment expenses were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Written premiums:
Direct	$2,945.1	$2,640.0	$1,608.3
Assumed	432.3	266.3	89.5
Gross	3,377.4	2,906.3	1,697.8
Ceded	(3,018.9)	(2,651.7)	(1,506.9)
Net written premiums	$358.5	$254.6	$190.9

Earned premiums:
Direct	$2,745.1	$2,103.7	$1,304.5
Assumed	344.7	127.9	14.9
Gross	3,089.8	2,231.6	1,319.4
Ceded	(2,791.7)	(2,005.0)	(1,214.3)
Net earned premiums	$298.1	$226.6	$105.1

Loss and LAE:
Direct	$1,417.9	$1,136.1	$669.6
Assumed	166.4	76.0	7.6
Gross	1,584.3	1,212.1	677.2
Ceded	(1,380.3)	(1,044.8)	(596.9)
Net loss and LAE	$204.0	$167.3	$80.3
Reinsurance transactions
Loss portfolio transfer: Effective December 2023, certain of our insurance subsidiaries entered into a loss portfolio transfer reinsurance contract ("LPT"). The reinsurance counterparty reinsures all of our retained loss reserves (subject to certain minor exclusions) on policies written prior to June 2022, subject to a limit of $152.1 million. The terms of the LPT provide coverage on net loss reserves of $122.9 million as of the reference date in consideration for a premium of $136.5 million. The LPT includes an adjustment feature whereby we will receive a return of premium equal to the amount of all aggregate losses below $130.3 million, as determined on December 31, 2029. The provisions of the LPT include limitations on the timing of payments in relation to incurred losses, as well as limits on the extent of losses in relation to total premiums paid, which collectively do not technically qualify as a transfer of significant insurance risk for accounting purposes and therefore required deposit accounting. At inception, we recorded a deposit asset of $130.3 million equal to the $136.5 million premium consideration paid, less the $6.2 million premium to be retained by the reinsurer (irrespective of the experience of the contract).
The overall premium is held in a trust account to secure the reinsurance counterparty’s obligations under the LPT. The funds withheld are credited with interest at a fixed annual rate that inures to the benefit of the reinsurer. The corresponding gross liability is reported within Funds held under reinsurance.
Through December 31, 2025, we reduced the deposit assets by $14.6 million attributed to actual recoveries. The deposit assets reported as of December 31, 2025 of $69.5 million, are comprised of expected recoveries, net of accretion, calculated using the interest method.

Reinsurance recoverables
Amounts recoverable from reinsurers on paid and unpaid losses and LAE are recognized in a manner consistent with the unpaid losses and LAE associated with the reinsurance and presented as reinsurance recoverables. The balances were as follows:

(in millions)	December 31, 2025	December 31, 2024
Reinsurance recoverables on unpaid losses and LAE	$1,682.3	$1,069.5
Other reinsurance recoverables:
Reinsurance recoverables on paid losses and LAE	524.7	281.4
Deposit assets (1)	69.5	82.9
Total other reinsurance recoverables	594.2	364.3
Reinsurance recoverables	$2,276.5	$1,433.8
(1) Reduction of $13.4 million from December 31, 2024 to December 31, 2025 corresponds to the $14.6 million reduction in deposit asset attributed to recoveries, partially offset by $1.2 million of income amortization for the year ended December 31, 2025.
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
Of the total reinsurance recoverables on paid and unpaid losses and LAE outstanding as of December 31, 2025, 57% were with reinsurers having an A.M. Best rating of "A-" (excellent) or better, and we require reinsurance recoverables with reinsurers that have an A.M. Best rating below "A-" or are not rated by A.M. Best to be subject to collateral arrangements through a combination of letters of credit, funds withheld arrangements or trust agreements. We consider such collateral arrangements, credit ratings assigned to reinsurers by A.M. Best and other historical default rate information in estimating the credit valuation allowance for reinsurance recoverables. The credit valuation allowance was $0.6 million and $0.4 million as of December 31, 2025 and 2024, respectively.
9. Deferred acquisition costs and deferred ceding commissions
The following table presents the amounts of policy acquisition costs deferred and amortized for insurance business retained by Accelerant:

	Years Ended December 31,
(in millions)	2025	2024	2023
Balance as of January 1,	$60.7	$53.0	$26.6
Direct commissions and other acquisition costs on retained business	96.0	89.5	75.6
Amortization of deferred acquisition costs	(80.3)	(81.4)	(49.9)
Foreign currency translation	0.5	(0.4)	0.7
Balance as of December 31,	$76.9	$60.7	$53.0
The following table presents the amounts of ceding commissions deferred and amortized:

	Years Ended December 31,
(in millions)	2025	2024	2023
Balance as of January 1,	$193.0	$120.4	$84.5
Deferral of excess ceding commission income over deferred acquisition costs	400.2	318.7	202.7
Amortization of deferred excess ceding commission to income	(356.8)	(249.5)	(164.2)
Foreign currency translation	(3.9)	3.4	(2.6)
Balance as of December 31,	$232.5	$193.0	$120.4

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
Certain of our reinsurance arrangements are subject to sliding scale adjustments based on the actual loss experience of covered insurance contracts. The contractual ceding commission amounts are expressed as a percentage of the underlying premiums by type of insurance policy. Further, the amount of ceding commissions will vary based on the volume of ceded premium and may be adjusted for changes in the loss ratio. As that loss ratio changes from the original expected contractual amount, the amount of ceding commission inversely changes (such that adverse experience in the subject loss ratio will result in a reduction in ceding commissions and, conversely, any favorable experience in the subject loss ratio will result in an increase in ceding commissions). Such changes in ceding commission will result in a change to the deferred ceding commissions liability to the extent that the underlying premiums are unearned and, conversely, will result in a direct change to income to the extent that the underlying premium has been earned. As such, the sliding scale commissions act as our substantive participation in the underlying loss experience of the underlying insurance contracts.
Ceding commission income recognized for the year ended December 31, 2025 included net increases of $21.6 million, respectively, due to sliding scale commission adjustments resulting from the favorable loss experience of covered insurance contracts. For the years ended December 31, 2024 and 2023, ceding commission income recognized included net reductions of $15.5 million and $19.1 million, respectively, due to sliding scale commission adjustments resulting from the loss experience of covered insurance contracts.
10. Income taxes
In March 2025, the Board of Directors of Accelerant Holdings and certain intermediary holding companies (together, the "Holding Companies") approved a change in the Holding Companies' tax residency from the Cayman Islands to the UK. Upon becoming UK tax residents, the Holding Companies began to benefit from operational efficiencies including, but not limited to, lower withholding tax rates applicable to dividend distributions from certain US subsidiaries under the US-UK tax treaty. In addition, the aggregate income (loss) of the Holding Companies became subject to UK income tax effective as of the March 2025 date of change to UK tax residency. To the extent that the Holding Companies have incremental income it will generate additional UK tax expense and, conversely, to the extent that there are any incremental losses, income tax benefits will be generated to the extent that there is current or projected taxable income available in our UK operations. As a result of this change, incremental tax benefits were realized due to the Holding Companies’ taxable losses and, therefore, our effective tax rate for the year ended December 31, 2025 was below those reported in previous years when such expenses were incurred in the Cayman Islands (a zero tax rate jurisdiction).
We and our subsidiaries operate businesses in Bermuda, Belgium, the Cayman Islands, Canada, France, Greece, Italy, Ireland, Malta, Puerto Rico, Spain, UK, and US. Under current law of the Cayman Islands, we are not subject to any corporate income taxes in this country; however, because the Holding Companies are UK tax residents, the income or loss from these entities are subject to UK tax expense or benefit. We still operate certain entities in the Cayman Islands (other than the Holding Companies) that are not UK tax residents.
We are incorporated as an exempted company in the Cayman Islands and (as noted above) are a tax resident in the UK as of March 2025. The US, UK and EU are the most significant regions contributing to our overall taxation for the years ended December 31, 2025, 2024 and 2023.

The components of income taxes attributable to operations by jurisdiction were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Income (loss) before income taxes:
US	$76.4	$71.2	$13.3
UK and EU	(1,411.0)	45.9	(17.0)
Other	12.7	(85.1)	(40.2)
Income (loss) before income taxes	$(1,321.9)	$32.0	$(43.9)
Current income tax expense:
US	$38.2	$36.1	$6.6
UK and EU	11.9	13.1	13.2
Other	5.2	0.8	0.1
Total current income tax expense	55.3	50.0	19.9
Deferred income tax (benefit) expense:
US	$(26.7)	$(23.9)	$1.2
UK and EU	(3.8)	(16.6)	(0.9)
Other	(1.5)	(0.4)	—
Total deferred income tax (benefit) expense	(32.0)	(40.9)	0.3
Income tax expense	$23.3	$9.1	$20.2
Our expected income tax expense (benefit) has been computed as the sum of the income (loss) before income taxes in each jurisdiction, multiplied by the jurisdiction's applicable statutory tax rate. The applicable statutory tax rates by jurisdiction were as follows: Bermuda (15.0%), Belgium (25.0%), the Cayman Islands (—%), Canada (26.5%), France (25.0%), Greece (22.0%), Italy (27.9%), Ireland (12.5%), Malta (35.0%), Puerto Rico (4.0%), Spain (25.0%), UK (25.0%), and US (21.0%).
As referenced in Note 2, we adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the United Kingdom statutory tax amount and rate (given our UK tax residency described above) to our actual global effective income tax amount and rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
(in millions)	Income tax expense (benefit)	Percent
United Kingdom federal statutory tax	$(330.5)	25.0%
Foreign tax effects	(7.8)	0.6%
Effect of cross-border tax laws:
Pillar II top-up tax	3.0	(0.2)%
Changes in valuation allowances	(0.4)	—%
Nontaxable or nondeductible items:
Profits interest expense	344.9	(26.1)%
Other	14.9	(1.2)%
Other adjustments	(0.8)	0.1%
Global effective tax	$23.3	(1.8)%

Our actual income tax expense (benefit) for the years ended December 31, 2024 and 2023 differs from each jurisdiction's statutory tax rate applied to the applicable income (loss) before income taxes in each jurisdiction due to the tax effects of the following:

	Years Ended December 31,
	2024		2023
(in millions)	Income before income taxes	Income tax expense (benefit)	Loss before income taxes	Income tax expense (benefit)
Income tax expense (benefit) computed at statutory tax rate applied to the subcomponents of income (loss) by jurisdiction	$32.0	$24.0	$(43.9)	$(0.1)
Tax effects of:
Change in valuation allowance		(9.7)		16.4
Provision to return adjustment		(2.0)		(0.7)
Non-deductible expenses		1.9		2.2
Non-taxable income		(2.6)		(0.8)
US state income taxes		1.5		1.6
Change in entity tax status		(5.2)		—
Taxable gain on intercompany transfer		1.0		2.3
Other		0.2		(0.7)
Total	$32.0	$9.1	$(43.9)	$20.2
The relationship of our income tax expense to pre-tax income (loss) is atypical because our taxable income has predominately been generated in the US, UK, Ireland, and Puerto Rico resulting in income tax expense in those jurisdictions (entities in such jurisdictions are referred to as “tax-paying entities”).
Meanwhile, we have incurred operating losses in zero tax rate jurisdictions (such as in our corporate and reinsurance entities in the Cayman Islands) resulting in no income tax benefit (although as noted above, the Holding Companies are subject to UK income taxes). We have also incurred pre-tax operating losses in Belgium and other jurisdictions where we have generated cumulative operating losses; however, in each of those cases, a valuation allowance has been recorded against the corresponding deferred tax assets (entities in these two types of jurisdictions are referred to as “non-tax paying entities”).
Taxable losses in one jurisdiction generally cannot be applied to offset earnings in another. In certain other jurisdictions, losses in one entity may not be used to offset taxable income generated by another entity in that same jurisdiction.
The composition of our effective tax rates among our tax-paying and non-tax paying entities that demonstrates the non-tax paying entities' effect on the total effective tax rate were as follows:

	Years Ended December 31,
	2025				2024			2023
(in millions)	Tax-paying entities	Nondeductible profits interests and termination fee expenses	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
Income (loss) before income taxes	$124.4	$(1,404.7)	$(41.6)	$(1,321.9)	$142.3	$(110.3)	$32.0	$90.3	$(134.2)	$(43.9)
Income tax expense	23.3	—	—	23.3	9.1	—	9.1	20.2	—	20.2
Effective tax rate	18.7%	—	—	(1.8)%	6.4%	—	28.4%	22.4%	—	(46.0)%

Deferred taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our ability to realize deferred tax assets depends on our ability to generate sufficient taxable income of the same character, within the carryback and carryforward periods permitted within each tax jurisdiction. In assessing future taxable income, we considered all sources of taxable income available to realize our deferred assets, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carry back years and prudent and feasible tax-planning strategies.
We concluded that a valuation allowance of $45.9 million is required as of December 31, 2025. For territories where no valuation allowance is required as of December 31, 2025, we are of the opinion that it is more-likely-than-not that sufficient taxable income will be earned for which the deferred tax assets can be utilized. The valuation allowances were primarily related to operating losses and net deferred tax assets in jurisdictions that we are unable to recognize benefits from due to a history of recurring losses.
As noted in the rate reconciliations above, there were $0.4 million of net tax benefits, $9.7 million of net tax benefits and $16.4 million of net tax expenses for valuation allowance changes for the years ended December 31, 2025, 2024 and 2023, respectively, based on changes in our estimates regarding recoverability of deferred tax assets in the various tax jurisdictions.
If changes occur in the assumptions underlying our tax planning strategies or in the scheduling of the reversal of our deferred tax liabilities, the valuation allowance may need to be adjusted in the future.
The net deferred tax asset comprises the tax effects of temporary differences related to the following:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
Net operating loss	$43.7	$32.9
Deferred ceding commission	67.3	49.2
Unearned premiums	4.8	2.6
Accrued compensation	10.5	2.0
Accrued commissions	14.2	—
Intangible assets	—	4.4
Outside basis difference in partnership investments	12.1	7.4
Other	4.4	4.3
Deferred tax assets before valuation allowance	157.0	102.8
Valuation allowance	(45.9)	(45.4)
Deferred tax assets net of valuation allowance	111.1	57.4
Deferred tax liabilities:
Deferred acquisition costs	(14.1)	(7.2)
Unrealized gain on investments	(10.3)	—
Intangible assets	(3.2)	—
Other	(5.7)	—
Total deferred tax liabilities	(33.3)	$(7.2)
Net deferred tax assets	$77.8	$50.2

The amount and timing of realizing the benefits of our net operating loss carryforwards depend on future taxable income and limitations imposed by tax laws. As of December 31, 2025, our net operating loss carryforwards were as follows:

(in millions)	December 31, 2025	Deferred tax assets on net operating loss
Net operating loss carryforwards by jurisdiction:
Belgium (1)	$125.2	$31.3
US (2)	22.4	4.7
Malta (1)	4.7	1.7
UK	17.1	4.3
Puerto Rico	20.0	0.8
All other	6.3	0.9
Total deferred tax asset on net operating losses		$43.7
(1) Jurisdictions where the net operating loss has a full valuation allowance.
(2) The US NOLs relate to the Mission US group, which has historically filed a U.S. federal income tax return separate from the Accelerant US tax group. These NOLs are not currently able to be utilized to offset the taxable income generated by the Accelerant US tax group.
We did not incur any interest and penalties related to uncertain tax positions for the years ended December 31, 2025, 2024 and 2023. We did not have any accruals for uncertain tax positions nor any unrecognized uncertain tax benefits as of December 31, 2025 or 2024.
We and our subsidiaries file income tax returns in their respective jurisdictions. We are not currently under audit for income taxes in any jurisdiction. The statute of limitations remains open in various jurisdictions from 2019 and forward.
For the year ended December 31, 2025, we consider our earnings within each jurisdiction to be indefinitely reinvested, and as such, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax. Should the subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, we may be subject to withholding taxes in certain jurisdictions. The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute.
Under the Organization for Economic Co-operation and Development ("OECD") / G20 Inclusive Framework, 140 countries agreed to enact a two-pillar solution to address the digitalization of the economy. The OECD’s Pillar Two Model Rules introduce global changes to the international tax framework. Large multinational businesses with greater than €750 million total revenue are required to pay a minimum effective tax rate under Pillar Two of 15% on income arising in each jurisdiction where they operate. The proposed rules took effect for tax years beginning on January 1, 2024 in many jurisdictions. We are subject to these rules given our gross earned premiums are more than €750 million and the minimum tax is treated as a period cost. The Pillar Two minimum tax expense for the years ended December 31, 2025 and 2024 was $4.5 million and $0.7 million, respectively.
Cash Taxes Paid
We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

(in millions)	December 31, 2025
UK taxes	$8.9
Foreign taxes:
Ireland	3.9
US - Federal	33.4
US - State	8.8
Other foreign jurisdictions	4.1
Total cash taxes paid	$59.1

11. Goodwill, other intangible assets and capitalized technology development costs
Goodwill
We have assigned goodwill to our reporting units for impairment testing purposes. As of December 31, 2025, we have two reporting units with goodwill - Owned Members within the MGA Operations segment and Underwriting (whereby the operating unit for impairment testing was at the operating segment level).
A roll forward of goodwill by reportable segment as of and for the years ended December 31, 2025, 2024 and 2023 is as follows:

(in millions)	Underwriting	MGA Operations	Total
Balance as of January 1, 2023	$0.3	$18.0	$18.3
Acquisition of business (1)	1.2	0.8	2.0
Foreign currency translation	—	0.4	0.4
Balance as of December 31, 2023	$1.5	$19.2	$20.7
Acquisition of business (1)	—	10.8	10.8
Foreign currency translation	(0.1)	(0.5)	(0.6)
Balance as of December 31, 2024	$1.4	$29.5	$30.9
Acquisition of business (1)	—	28.2	28.2
Foreign currency translation	0.1	3.9	4.0
Balance as of December 31, 2025	$1.5	$61.6	$63.1
(1) Refer to Note 17 for additional information pertaining to business combinations and related sources of goodwill. For the year ended December 31, 2025, we recorded $27.7 million from Corniche acquisition and $0.5 million of goodwill from an immaterial acquisition.
We performed a qualitative assessment of its goodwill for impairment as of the years ended December 31, 2025, 2024 and 2023 and in each case we determined that it was more likely than not that the estimated fair value of the reporting units with goodwill exceed their respective carrying values.

Other intangible assets
A roll forward of other intangible assets as of and for the years ended December 31, 2025, 2024 and 2023 is as follows:

(in millions)	Customer relationships	Licenses and other	Total
Gross carrying amount
Balance as of January 1, 2023	$22.7	$12.7	$35.4
Acquisition of business (1)	1.6	—	1.6
Foreign currency translation	0.6	—	0.6
Balance as of December 31, 2023	$24.9	$12.7	$37.6
Acquisition of business (1)	4.9	0.4	5.3
Foreign currency translation	(0.2)	(0.1)	(0.3)
Balance as of December 31, 2024	$29.6	$13.0	$42.6
Acquisition of business (1)	20.3	1.3	21.6
Foreign currency translation	2.8	0.3	3.1
Balance as of December 31, 2025	$52.7	$14.6	$67.3
Accumulated amortization
Balance as of January 1, 2023	$(4.0)	$(0.1)	$(4.1)
Amortization	(2.3)	(0.3)	(2.6)
Foreign currency translation	(0.1)	—	(0.1)
Balance as of December 31, 2023	$(6.4)	$(0.4)	$(6.8)
Amortization	(2.5)	(0.2)	(2.7)
Foreign currency translation	—	—	—
Balance as of December 31, 2024	$(8.9)	$(0.6)	$(9.5)
Amortization	(5.1)	(0.3)	(5.4)
Foreign currency translation	(0.4)	—	(0.4)
Balance as of December 31, 2025	$(14.4)	$(0.9)	$(15.3)
Net carrying amount
Balance as of December 31, 2023	$18.5	$12.3	$30.8
Balance as of December 31, 2024	20.7	12.4	33.1
Balance as of December 31, 2025	38.3	13.7	52.0
(1) Refer to Note 17 for additional information pertaining to business combinations and related other intangible assets.
Included in the gross carrying amounts of Licenses and other was $11.0 million of indefinite-lived licenses as of December 31, 2025, 2024 and 2023. We performed a qualitative assessment for impairment and the useful lives of our indefinite and finite lived intangible assets, as applicable, and we determined there were no impairments or need to change the useful lives of the finite lived intangibles assets as of December 31, 2025 and 2024.

Capitalized technology development costs
A roll forward of our capitalized technology development costs, accumulated amortization and their carrying amounts as of and for the years ended December 31, 2025, 2024 and 2023 is as follows:

(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount
Balance as of January 1, 2023	$47.1	$(3.6)	$43.5
Additions	35.9	—	35.9
Amortization	—	(11.3)	(11.3)
Foreign currency translation	1.1	(0.1)	1.0
Balance as of December 31, 2023	$84.1	$(15.0)	$69.1
Additions	38.3	—	38.3
Impairment and amortization	(4.5)	(18.7)	(23.2)
Foreign currency translation	(0.8)	0.2	(0.6)
Balance as of December 31, 2024	$117.1	$(33.5)	$83.6
Additions	44.0	—	44.0
Impairment and amortization	—	(29.4)	(29.4)
Foreign currency translation	3.4	(1.1)	2.3
Balance as of December 31, 2025	$164.5	$(64.0)	$100.5
There was no change in estimated useful lives of other intangible assets and capitalized technology development costs for the years ended December 31, 2025, 2024 and 2023. The weighted-average remaining useful life is 7.8 years for customer relationships and 3.5 years for capitalized technology development costs. For the years ended December 31, 2025 and 2024, we recorded impairment charges of $1.2 million and $3.5 million, respectively on capitalized technology development costs, which is included in the "Depreciation and amortization" in our consolidated statements of operations. There was no impairment of other intangible assets and capitalized technology development costs for the year ended December 31, 2023. Depreciation and amortization presented in our consolidated statements of operations were $35.2 million, $26.6 million and $14.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, the majority of which represents amortization expenses of other intangible assets and capitalized technology development costs.
As of December 31, 2025, estimated future amortization expenses of other intangible assets (excluding the indefinite-lived licenses) and capitalized technology development costs to be recognized by us are as follows:

(in millions)	Estimated amortization expenses
Years Ended December 31,
2026	$37.9
2027	35.2
2028	27.5
2029	18.8
2030	7.9
Thereafter	14.2
Total	$141.5

12. Other assets
Other assets consisted of the following:

(in millions)	December 31, 2025	December 31, 2024
Net deferred tax assets (1)	$77.8	$51.6
Commission income receivable	45.1	28.3
Funds withheld by reinsurers	19.3	18.2
Deferred offering costs (2)	—	16.0
Prepaid expenses	16.4	11.8
Related party receivables (refer to Note 18)	—	7.6
Prepaid retrocession premium	4.4	5.3
Other	35.1	82.9
Total	$198.1	$221.7
(1) Total net deferred tax assets presented in Note 10 were $50.2 million as of December 31, 2024. However, net deferred tax assets may not be offset with net deferred tax liabilities from different tax jurisdictions. As of December 31, 2024, one of our tax jurisdictions had $1.4 million of net deferred tax liabilities, which is included in "Accounts payable and other liabilities" in our consolidated balance sheets. All other jurisdictions had aggregate net deferred tax assets of $51.6 million.
(2) These costs were deferred pending the completion of our IPO. Refer to Note 16 for additional information on the IPO and the offset of the deferred offering costs to total proceeds from the July 2025 IPO.
13. Unpaid losses and loss adjustment expenses
Activity in unpaid losses and LAE reserve is summarized as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Gross reserve for unpaid losses and LAE, beginning of year	$1,294.4	$772.5	$415.4
Less: Reinsurance recoverables, beginning of year	1,069.5	605.5	333.4
Net reserve for unpaid losses and LAE, beginning of year	224.9	167.0	82.0
Acquired reserves from business combinations	—	—	6.1
Reserves reassumed under commutation agreement	—	—	74.7
Incurred losses and LAE related to:
Current accident year	197.5	152.2	75.4
Prior accident years	6.5	15.1	4.9
Total incurred losses and LAE	204.0	167.3	80.3
Paid losses and LAE:
Current accident year	(34.7)	(28.8)	(32.2)
Prior accident years	(85.1)	(76.8)	(49.0)
Total paid losses and LAE	(119.8)	(105.6)	(81.2)
Foreign exchange adjustments	14.0	(3.8)	5.1
Net reserve for unpaid losses and LAE, end of year	323.1	224.9	167.0
Reinsurance recoverables on unpaid losses and LAE, end of year	1,682.3	1,069.5	605.5
Gross reserve for unpaid losses and LAE, end of year	$2,005.4	$1,294.4	$772.5

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
The increase in incurred losses and LAE attributable to prior accident years of $6.5 million for the year ended December 31, 2025 and $15.1 million for the year ended December 31, 2024 was primarily related to the EU and UK general liability and property portfolio for Members that we have either discontinued or subject to significant responsive underwriting actions.
Adverse development attributable to prior accident years of $4.9 million for the year ended December 31, 2023 was primarily driven by $2.8 million of adverse development on certain UK legacy discontinued business, including from a previous acquisition, in addition to $2.1 million related to US commercial auto reserves.
Lines of business
Due to the nature of business written and the distribution channels used by Accelerant, (i.e., specialist and tailor-made products sold via MGAs), we regularly monitor and oversee the performance at the individual MGA level, with splits into lines of business or products where appropriate. This granular and detailed analysis and monitoring is designed to provide appropriate oversight over the delegated business and timely detection of any trends. We analyze the performance within three main lines of business, namely Property, Liability and Other.
Property losses are generally reported, settled and paid within a short period of time from the date of loss. However, property can be impacted by catastrophe losses which can be more complex than non-catastrophe property claims due to factors such as difficulty accessing impacted areas and other physical, legal and regulatory impediments, potentially extending the period it takes to settle and pay claims.
Our Liability insurance products generally cover exposures where most claims are reported without a significant time lag. However, since facts and information are frequently not complete at the time claims are reported to us, and because protracted litigation is sometimes involved, it can be several years before the ultimate value of these claims is determined.
Our Other category primarily encompasses motor, marine and surety business. We perform this aggregation solely for reporting purposes considering the materiality of these sub-segments.
Foreign currency
We translate the loss development for operations outside of the US for all accident years using the constant currency exchange rates as of December 31, 2025. Although this approach requires adjusting all prior accident year information for use in the tables, the changes in exchange rates do not impact incurred and paid loss development trends. The following is information about incurred and paid losses development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities included within the net incurred loss amounts.
Incurred loss and allocated loss adjustment expense ("ALAE"), net of reinsurance
The following tables represent our incurred loss and ALAE, net of reinsurance, less cumulative paid claims and ALAE by business line as of December 31, 2025, net of reinsurance, as well as cumulative claims frequency and the total IBNR liabilities plus expected development on reported claims included within the net incurred claims amount. We have adjusted these tables for accident years 2019 through 2022 to present the retrospective effects of the commutation reinsurance transaction described in Note 8.

Property
(in millions, except for number of claims)

	Incurred claims and claims adjustment expenses, net of reinsurance							December 31, 2025
	Years Ended December 31,							IBNR plus expected development on reported claims	Cumulative number of reported claims
Accident year	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024 (unaudited)	2025
2019	$1.1	$1.3	$1.3	$1.2	$1.4	$1.4	$1.6	$—	3,678
2020		17.7	19.0	17.5	23.2	22.7	23.4	—	12,337
2021			10.9	14.6	23.7	23.4	24.0	—	12,922
2022				59.0	77.8	85.6	86.4	0.1	17,832
2023					45.7	41.3	40.4	0.1	16,711
2024						71.1	73.0	4.6	17,721
2025							89.1	44.4	21,475
						Total	$337.9

	Cumulative paid claims and allocated claims adjustment expenses, net of reinsurance
	Years Ended December 31,
Accident year	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024 (unaudited)	2025
2019	$—	$0.3	$0.3	$0.5	$0.8	$1.4	$1.6
2020		1.7	11.7	15.4	18.8	22.5	23.3
2021			1.7	13.3	17.6	22.9	23.7
2022				28.3	47.9	83.0	85.6
2023					29.2	36.8	39.2
2024						17.6	60.6
2025							19.7
						Total	$253.7
Unpaid losses and ALAE, net of reinsurance							$84.2

Liability
(in millions, except for number of claims)

	Incurred claims and claims adjustment expenses, net of reinsurance							December 31, 2025
	Years Ended December 31,							IBNR plus expected development on reported claims	Cumulative number of reported claims
Accident year	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024 (unaudited)	2025
2019	$0.4	$0.4	$0.4	$0.4	$1.3	$1.5	$1.6	$—	2,223
2020		6.4	7.3	7.1	9.8	12.7	13.4	0.5	2,613
2021			9.5	10.8	15.5	19.4	23.1	1.7	5,227
2022				29.8	46.5	51.2	52.2	9.6	8,822
2023					25.0	22.4	24.7	7.3	10,766
2024						47.2	49.3	22.7	13,135
2025							65.4	38.9	18,190
						Total	$229.7

	Cumulative paid claims and allocated claims adjustment expenses, net of reinsurance
	Years Ended December 31,
Accident year	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024 (unaudited)	2025
2019	$—	$0.1	$0.1	$0.2	$1.2	$1.2	$1.4
2020		0.5	4.2	5.4	7.4	7.6	9.8
2021			0.6	1.9	4.0	5.4	11.5
2022				2.6	10.7	11.3	14.6
2023					1.7	3.4	5.2
2024						4.0	7.4
2025							6.9
						Total	$56.8
Unpaid losses and ALAE, net of reinsurance							$172.9

Other
(in millions, except for number of claims)

	Incurred claims and claims adjustment expenses, net of reinsurance						December 31, 2025
	Years Ended December 31,						IBNR plus expected development on reported claims	Cumulative number of reported claims
Accident year	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024 (unaudited)	2025
2020	$0.2	$0.2	$0.2	$0.9	$0.8	$0.8	$—	4,309
2021		7.0	9.4	18.3	18.5	18.5	0.6	9,281
2022			5.8	21.9	21.0	22.0	1.3	20,433
2023				9.2	9.9	10.1	1.3	35,023
2024					31.9	38.0	11.1	47,576
2025						40.3	21.2	44,367
					Total	$129.7

	Cumulative paid claims and allocated claims adjustment expenses, net of reinsurance
	Years Ended December 31,
Accident year	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024 (unaudited)	2025
2020	$—	$0.1	$0.1	$0.4	$0.8	$0.8
2021		2.9	5.6	11.1	15.7	17.2
2022			2.1	4.3	16.4	19.2
2023				1.4	4.9	7.6
2024					7.1	18.6
2025						7.9
					Total	$71.3
Unpaid losses and ALAE, net of reinsurance						$58.4

The reconciliation of our net incurred and paid development tables to the liability for unpaid losses and LAE in our consolidated balance sheets is as follows:

(in millions)	December 31, 2025
Net outstanding liabilities
Property	$84.2
Liability	172.9
Other	58.4
Liabilities for unpaid losses and ALAE, net of reinsurance	315.5
Reinsurance recoverables on unpaid claims
Property	449.2
Liability	922.0
Other	311.1
Total reinsurance recoverables on unpaid losses and LAE	1,682.3
Unallocated LAE
Current accident year	2.7
Prior accident years	4.9
Total unallocated LAE	7.6
Total unpaid losses and LAE	$2,005.4
Claims duration
The following table presents the historical average annual percentage payout, net of reinsurance on an accident year basis at the same level of disaggregation as presented in the claims development tables above. Given we established operations in 2019, the typical full payout pattern to 100% is not yet available.

	Average annual percentage payout of incurred losses and ALAE, net of reinsurance as of December 31, 2025 (unaudited) (1)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7
Property	18%	26%	12%	10%	8%	17%	8%
Liability	6%	13%	6%	9%	35%	10%	12%
Other	10%	14%	21%	20%	18%	3%	—
(1) Average annual percentage payout is calculated using a paid loss and ALAE development pattern based on an actuarial analysis of the paid loss and ALAE movements by accident year for each disaggregation category. Our average annual percentage payouts shown have been scaled to align with historical expected total payment development after 7 years.
14. Debt
We had the following debt outstanding as of December 31, 2025 and 2024:

(in millions)	December 31, 2025	December 31, 2024
Senior unsecured debt due 2029	$124.2	$125.0
Less: unamortized debt issuance costs	(2.9)	(3.6)
Senior unsecured debt	121.3	121.4

The following table presents estimated future repayments of long-term debt as of December 31, 2025, excluding the debt issuance costs which will be amortized over the remaining term:

	For the Years Ended
(in millions)	Total	2026	2027	2028	2029	2030
Senior unsecured debt	$124.2	$3.1	$5.9	$5.7	$109.5	$—
We have a credit agreement that consists of senior unsecured syndicated US dollar denominated loan facility with a September 2029 maturity date, as well as a $50 million revolving credit facility (all of which was unutilized and available as of December 31, 2025). Each borrowing under the revolving credit facility may have a maturity of one, three or six months, at our election, but may not extend beyond the credit agreement’s maturity date. Such borrowings may be repaid early.
The senior unsecured debt represents an unsecured obligation and includes a delayed draw term loan ("DDTL") feature that allows us to withdraw predefined amounts. We may draw down up to an additional $75 million upon request, subject to the agreement of the lenders.
Partial quarterly repayments of the aggregate principal amount are required until the maturity date as reflected in the table above. Interest payments on the senior notes are due at the end of each period, being a certain month or quarter during which the applicable interest rate has been reset. The interest rate is subject to a sliding scale based on our consolidated senior debt to capitalization ratio and varies between a 3.4% and 4.0% spread in addition to the Secured Overnight Financing Rate ("SOFR"). Interest is calculated based on a 360-day year of twelve 30-day months. Interest expense for the years ended December 31, 2025, 2024 and 2023 was $10.9 million, $12.1 million and $10.9 million, respectively.
Subject to conditions of optional prepayment, we may voluntarily prepay the senior unsecured debt at any time and from time to time, prior to the maturity date without penalty. Any prepayment, in whole or in part, shall include any accrued and unpaid interest thereon to, but excluding, the prepayment date. Any amounts we prepay may not be reborrowed.
The senior notes contain certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on minimum consolidated net worth, maximum leverage levels and a minimum interest coverage ratio. As of December 31, 2025, we were in compliance with all such covenants.
15. Accounts payable and other liabilities
Accounts payable and other liabilities consisted of the following:

(in millions)	December 31, 2025	December 31, 2024
Insurance balances payable	$296.5	$148.0
Premium tax payables	50.9	53.7
Commission refund liabilities	45.2	38.8
Deposit liabilities	23.6	43.9
Corporation tax payable	8.7	4.4
Accrued expenses and other	168.7	111.2
Total	$593.6	$400.0
16. Equity
Initial public offering and capital structure as of December 31, 2025
On July 25, 2025, we completed our IPO and issued and sold 20,276,280 Class A common shares at a public offering price of $21.00 per share, resulting in net cash proceeds of $392.0 million after deducting the underwriting discounts and commissions and offering costs. Certain of our pre-existing investors participated in the offering as selling shareholders and sold 19,354,044 Class A common shares at the IPO price for which we received no proceeds.
We used a portion of the net proceeds from the IPO to fund the redemption of the Class C convertible preference shares for $175.3 million in cash (as all holders of the Class C convertible preference shares elected to redeem their shares at the date of the IPO) and to pay a $25.0 million termination fee to an affiliate of Altamont Capital Partners related to a then-existing management services agreement.

As of the closing of the IPO:
•All of our outstanding Class A convertible preference shares and Class B convertible preference shares automatically converted into Class A common shares and Class B common shares (as applicable), with voting attributes described further below.
•Investment funds controlled by Altamont Capital Partners, our majority shareholder own 90,916,841 Class B common shares, representing 76.7% of the combined voting power of our common shares outstanding (given that each Class B common share is entitled to ten votes per share as compared to one vote per share for each Class A common share).
Prior to the IPO, deferred offering costs, which consisted of accounting, legal and other fees directly related to the IPO, were capitalized within Other assets within the consolidated balance sheets. In connection with the IPO, $18.9 million of deferred offering costs were reduced and reflected as a reduction of the net proceeds received from the IPO within additional paid in capital such that, in total, the increase in additional paid in capital from the IPO was $376.0 million (which compares to net cash proceeds presented within the consolidated statement of cash flows of $392.0 million, as $16.0 million of offering costs were incurred prior to January 1, 2025).
Common shares:
We have two classes of authorized common shares with a par value of $0.0000011951862 per share.
Our common shares confer upon its holders the following rights:
•The holders of our Class A common shares are entitled to one vote per share, and the holders of our Class B common shares are entitled to ten votes per share on all matters subject to a vote at our general meetings.
•the right to share in the distribution of dividends, the distribution of assets or any other distribution pro-rata to the par value of the shares held by them; and the right to share in the distribution of any assets for distribution to shareholders upon our liquidation, dissolution or winding up pro-rata to the par value of the shares held by them.
Class A common shares are not convertible to Class B common shares. Class B common shares are convertible to Class A common shares, on a share-to-share basis, in the following manner:
•at the option of the holder at any time after issuance;
•automatically upon transfer of Class B common shares, other than to a “Permitted Transferee” (defined as the holder, an affiliate, or a trust for their benefit);
•upon enforcement of security interests that result in a third party obtaining legal title;
•in July 2028, representing the third anniversary of the IPO, when all remaining Class B common shares will automatically convert to Class A common shares.
As of December 31, 2025, common shares authorized, issued and outstanding consisted of:
•500,000,000 Class A shares authorized, 114,580,918 issued and outstanding
•140,000,000 Class B shares authorized, 107,241,428 issued and outstanding
Profits interest conversion to common shares:
At the time of consummation of the IPO, Accelerant Holdings LP distributed 1,986,221 of our then existing pre-split common shares to holders of existing limited partnership interests of Accelerant Holdings LP in proportion to the economic interests represented by those limited partnership interests. These were subsequently redesignated as 75,988,500 Class A common shares and 90,196,594 Class B common shares on a post-split basis.
Preference shares:
As of December 31, 2025, there were 100,000,000 preference shares authorized and no preference shares issued and outstanding. The Board of Directors is authorized, without any action by our shareholders, to designate and issue preference shares in one or more classes and to designate the powers, preferences and rights of each class, which may be greater than the rights of our common shares.

Pre-initial public offering and capital structure as of December 31, 2024
As of December 31, 2024, there were 252,652,430 common shares authorized with a par value of $0.0000011951862 per share, and 166,185,094 shares issued and outstanding.
Preference shares:
Prior to the IPO, we had previously issued and outstanding Class A, Class B and Class C preference shares. In connection with the IPO, all outstanding Class A convertible preference shares and Class B convertible preference shares automatically converted into Class A common shares and Class B common shares (as applicable). At the date of the IPO, all holders of the Class C convertible preference shares elected to redeem their shares for the stated redemption value of $175.3 million in cash. The $70.9 million difference in redemption value from carrying value was reflected as a deemed dividend and a reduction to additional paid in capital and earnings per share.
As of December 31, 2024, convertible preference shares authorized, issued and outstanding consisted of:
•20,955,646 Class A shares authorized, 20,955,497 issued and outstanding
•12,569,841 Class B shares authorized, 12,569,691 issued and outstanding
•5,563,987 Class C shares authorized, 5,556,546 issued and outstanding
Class C preference share issuance in 2024: In 2024, we issued 4,460,197 Class C convertible preference shares to third-party investors for $100.5 million of gross proceeds, 909,791 Class C convertible preference shares to the owners of the immediate parent entity for $20.5 million of gross proceeds, and 186,558 Class C convertible preference shares to certain of our executives for $4.2 million gross proceeds. There was a total of 5,556,546 Class C preference shares issued and total net proceeds of $114.5 million, after giving effect to $10.7 million in issuance costs.
Common share, Class A preference share and Class B preference share issuance in 2024: As referenced in Note 6, there were 580,454 common shares, 73,194 Class A preference shares and 43,904 Class B preference shares issued in connection with our acquisition of the equity interests in Mission.
Class B preference share issuance in 2023: In February 2023, we issued 56,961 Class B convertible preference shares to third-party investors for $0.7 million gross proceeds and 18,635 Class B convertible preference shares to certain of our executives for $0.2 million gross proceeds. The total capital raised in 2023 was $0.7 million, net of $0.2 million in issuance costs.
17. Business acquisitions
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
Acquisition of Corniche Underwriting Ltd. ("Corniche")
In January 2025, our consolidated subsidiary Corniche Acquisition Co. Ltd. acquired an additional 61% of the outstanding share capital of Corniche, a UK based MGA that specializes in the insurance of risks related to the recycling industry, in exchange for $56.2 million of consideration consisting of i) $17.1 million of cash paid at acquisition, $8.6 million paid in July and an additional $8.5 million of cash that was paid in January 2026 (and was reflected as a payable within "Accounts payable and other liabilities" within our consolidated balance sheets as of December 31, 2025); ii) our previously held equity interest of $11.0 million; and iii) the non-controlling interests of $11.0 million. The acquisition of the additional interest increased our ownership in Corniche from 19.5% to 80.5%. Previously, we accounted for the investment in Corniche as an equity method investment. Following the completion of the step acquisition, we remeasured our previously held equity interest to fair value at the step acquisition date. Accordingly, we recorded a revaluation gain of $2.1 million within "Net realized gains on investments" in our consolidated statements of operations.

The fair value of the assets acquired and liabilities assumed and non-controlling interest was estimated using an income approach. Key assumptions included market-observable inputs and management's estimates of nominal cash flows. The purchase consideration was allocated to the estimated fair value of the tangible and identifiable intangible assets acquired less liabilities assumed at the date of the acquisition. Our purchase price allocation related to the acquisition is provisional and could change in subsequent periods to reflect new information obtained about the facts and circumstances that existed as of the acquisition date, which if known, would have affected the measurement of the amounts recognized as of the acquisition date. We recorded goodwill from this acquisition, primarily attributable to expected growth and profitability, none of which was deductible for income tax purposes.
Our consolidated financial statements include the results of our acquisitions after their respective closing dates. Revenue, net income, as well as pro forma information is not presented for the Corniche acquisition as such results of operations would not be materially different to the actual results of our operations. Acquisition-related costs pertaining to Corniche incurred during the year ended December 31, 2025 were $0.8 million.
The following table provides our purchase accounting financial information for the Corniche acquisition:

(in millions)	2025
Assets acquired:
Cash and cash equivalents	$16.2
Other identifiable intangible assets	21.6
Premiums receivable	7.0
Other assets	0.4
Total assets acquired	45.2
Liabilities assumed:
Accounts payable and other liabilities	16.7
Total liabilities assumed	16.7
Total identifiable net assets acquired (1)	28.5
Goodwill	27.7
Total acquisition consideration	$56.2
(1) Total net cash paid to date for the interest in Corniche was $9.5 million, net of cash acquired (consisting of the $25.7 million cash payments to date net of the $16.2 million cash acquired). As noted above, this does not include the final cash payment of $8.5 million that was paid in January 2026.
2024 Activity:
The following represents a summary of the acquisitions that occurred during 2024:
•In May 2024, we closed on our acquisition of each of Mission US and Mission EU which we initiated by exercising our options. Mission was previously a consolidated VIE given financial support and variable interest considerations. Because Mission was previously consolidated within our financial statements, the exercise of the call option was accounted for as an equity transaction. Upon completion of the acquisition, Mission became a VOE and our wholly-owned subsidiary. For further information on the Mission acquisition, refer to Note 6.
•Ayax Specialty, S.L ("Ayax"): In November 2024, our consolidated subsidiary Ayax Acquisition Co. Ltd acquired an additional 32% of the outstanding share capital of Ayax, a Spanish MGA specializing in the insurance of surety risks, in exchange for $17.5 million of total consideration (consisting of cash of $5.6 million, our existing equity interest of $3.3 million and the non-controlling interests of $8.6 million). The additional interest increased our ownership in Ayax from 19% to 51%. Previously, we accounted for our investment in Ayax as an equity method investment. Following the completion of the step acquisition, we gained majority ownership and control of Ayax and consolidated it. Our previously held equity interest was remeasured to fair value at the step acquisition date. Accordingly, we recorded a revaluation gain of $2.4 million within "Net realized gains on investments" in our consolidated statements of operations.

The following table provides our purchase accounting financial information for the Ayax acquisition:

(in millions)	2024
Assets acquired:
Cash and cash equivalents	$5.1
Other identifiable intangible assets	5.3
Premiums receivable	1.1
Other assets	0.5
Total assets acquired	12.0
Insurance balances payable	3.0
Accounts payable and other liabilities	2.3
Total liabilities assumed	5.3
Total identifiable net assets acquired (1)	6.7
Goodwill	10.8
Total acquisition consideration	$17.5
(1) Total net cash paid for the interest in Ayax was $0.5 million, net of cash acquired (consisting of the $5.6 million payment net of the $5.1 million cash acquired).
2023 Activity:
The following summarizes our acquisitions that occurred during 2023:
•Capital Markets Underwriting Limited ("CMU"): In June 2023, our consolidated subsidiary Nationwide Broker Services Limited acquired a 70% ownership stake in CMU for consideration of $0.9 million. CMU is a UK-based MGA and cover holder at Lloyd's (representing a company authorized to enter into insurance contracts on behalf of a Lloyd's syndicate in accordance with the terms of a binding authority contract).
•Omega Insurance Holdings, Inc ("Omega"): In October 2023, our consolidated subsidiary Omega Acquisition Co Ltd. purchased all the common shares of Omega Insurance Holdings Inc. (subsequently renamed Accelerant Canada Holdings, Inc.) for consideration of $9.5 million. Accelerant Canada Holdings, Inc. owns all the common shares of Omega General Insurance Company (subsequently renamed Accelerant Insurance Company of Canada) and Focus Group Inc (subsequently renamed Accelerant Canada Services). Our acquisition of Omega will support Accelerant's continued international expansion, specifically into the Canadian market.
•American Eagle Underwriting Managers, LLC ("American Eagle"): In November 2023, our consolidated subsidiary, Mission UH Holdings LLC acquired all the ownership interests of American Eagle for consideration of $2.4 million. American Eagle is a US-based MGA and cover holder at Lloyd's.

The following table provides the purchase accounting financial information for these acquisitions:

(in millions)	2023
Assets acquired:
Cash and cash equivalents	$15.2
Investments	6.8
Premiums receivable	12.1
Ceded unearned premiums	12.2
Reinsurance recoverables (1)	11.4
Other identifiable intangible assets	1.6
Other assets	1.0
Total assets acquired	60.3
Unpaid losses and loss adjustment expenses	16.8
Unearned premiums	13.2
Insurance balances payable	13.5
Accounts payable and other liabilities	6.0
Total liabilities assumed	49.5
Total identifiable net assets acquired (2)	10.8
Goodwill	2.0
Total acquisition consideration	$12.8
(1) Reinsurance recoverables acquired included $10.7 million of reinsurance recoverables on unpaid losses and LAE and $0.7 million of reinsurance recoverables on paid losses and LAE.
(2) The acquisitions of the entities resulted in net cash and cash equivalents received of $2.8 million, representing the $12.4 million cash payment for the acquisition compared to net of cash and cash equivalents acquired of $15.2 million. Total acquisition consideration consisted of the cash payment and $0.4 million of non-controlling interests.
Purchase of additional non-controlling interests in previously consolidated entities:
During 2025 and 2023, we purchased $2.1 million and $5.5 million, respectively of non-controlling interests related to previously consolidated entities in which an existing majority ownership and controlling interest was held. The purchase of such non-controlling interests was reflected as a reduction of the previously outstanding non-controlling interests and additional paid in capital presented within our consolidated statement of shareholders’ equity and as a financing outflow within our consolidated statement of cash flows.
18. Related party transactions
For the years ended December 31, 2025, 2024 and 2023, we incurred $0.8 million, $0.2 million and $2.8 million, respectively of advisory fees and expenses with Altamont Capital Management LLC, an affiliate.
As referenced in Note 16, we agreed to terminate the existing management services agreement between Accelerant Holdings LP and Altamont Capital Management, LLC, dated February 19, 2019 (the “MSA”), which previously set out terms on which, among other things, we had compensated Altamont Capital Management, LLC for its services. During July 2025, we paid Altamont Capital a termination fee of $25 million upon the consummation of its IPO, at which point the MSA was terminated. Such fee and related expense was reflected within "Other expenses" in our consolidated financial statements.
As discussed in more detail in Note 21, we recognized non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards and other liabilities of Accelerant Holdings LP through the distribution of 65,270,453 of our Class A common shares held by Accelerant Holdings LP. Following the consummation of the IPO and related profits interests distribution, our board of directors deemed all residual receivable and payable balances between Accelerant Holdings LP and us to be settled as a precursor to the dissolution of Accelerant Holdings LP. As of December 31, 2024, we had a net accounts receivable balance with Accelerant Holdings LP of $6.7 million.
For the years ended December 31, 2025 and 2024, Hadron, a Risk Exchange Insurer majority owned by Altamont Capital Partners, accounted for $677.2 million and $215.6 million of Exchange Written Premium, respectively.

19. Commitments and contingencies
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
Unfunded investment commitments
As of December 31, 2025, we had unfunded commitments of $7.5 million in respect of our limited partnership investments. Refer to Note 4 for additional information.
20. Employee benefits and profits interests plans
Employee benefits plan
We operate a defined contribution post-employment plan. A defined contribution plan is a benefit plan under which we pay fixed contributions into a separate entity. We have no legal or constructive obligations to pay further contributions if the entity, typically taking the form of a fund, does not hold sufficient assets to pay all employees the benefits relating to employee service in the current and prior periods.
We pay contributions to publicly or privately administered pension insurance plans on a mandatory, contractual, or voluntary basis. The contributions are recognized as employee benefit expenses when they are due. Expenses related to the plans were $6.5 million, $4.6 million and $2.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in the "General and administrative expenses" within our consolidated statements of operations.
Mission profit sharing awards
Mission has issued profit sharing awards to certain of its officers and employees in the form of partnership shares and incentive units. The awards require achievement of certain return thresholds and continuous service for the officers and employees to receive distributions. The awards do not represent an equity interest for accounting purposes in the Company, our parent, or our subsidiaries. These units are accounted for as deferred compensation and compensation cost is measured according to the value of expected benefits as of each reporting date. Profit sharing awards are subject to vesting over a continuous service period and forfeiture upon a recipient voluntarily resigning, in the normal course of business, regardless of such employee's length of service or vested units. Since the awards are subject to forfeiture upon termination for no value, the awards represent a deferred compensation liability rather than equity classified stock compensation. Compensation cost will be recorded to the extent payment is reasonably estimable and probable, as well as considering service requirements. Any future liability recognized for these awards will be recognized at the fair value of the awards at the date of initial recognition and then subsequently updated at each reporting period. During the years ended December 31, 2025 and 2024, we recognized a total of $27.6 million (including $15.8 million related to agreements to settle and terminate a portion of the outstanding profit sharing arrangements) and $7.0 million, respectively of compensation expenses attributable to the Mission profit sharing awards as certain return thresholds and continuous service requirements were met for specific components of the business. There were no Mission profits interest awards compensation expenses for the year ended December 31, 2023.

21. Share-based compensation
During the year ended December 31, 2025, we granted share-based compensation prior to, in conjunction with, and subsequent to the IPO, as described below.
Accelerant Holdings LP distribution
We previously issued profits interest awards to certain officers and employees in the form of Accelerant Holdings LP partnership shares and incentive units (the "profit interest awards"). The profit interest awards required achievement of certain return thresholds and continuous service for the officers and employees to receive distributions (such as a significant increase in the valuation of the Company as realized through a market event, like an IPO). Compensation cost associated with these profit interest awards could only be recorded to the extent payment was reasonably estimable and probable, as well as giving consideration to service requirements. Prior to the IPO, no related compensation cost was recognized because, for accounting purposes, an IPO cannot be assessed as probable until it occurs. However, at the time of the IPO, we recognized $1.38 billion of non-cash stock-based compensation expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 of our Class A common shares held by Accelerant Holdings LP to certain of our officers and employees that fully vested upon the IPO. The ultimate settlement of the profit interest awards has no net impact on equity as the contribution of the shares was reflected as a capital contribution to us by Accelerant Holdings LP in an equal and offsetting amount.
Share options granted to employees
In connection with the IPO, to align the long-term interests of certain officers and employees with those of the Company, as well as to settle a pre-existing bonus program (deferred compensation plan that entitled every employee, subject to certain qualifying criteria, to a cash bonus equal to a multiple of such employee’s salary less applicable taxes upon the occurrence of a qualifying liquidity event, which included the IPO), 26,205,555 Class A common share options were granted to certain officers and employees. The options are backed by Class A common shares issuable upon the exercise of common share option awards in connection with the consummation of the IPO under our Share Incentive Plan, based on the IPO price of $21.00 per share and consisting of (i) common share options with respect to 9,236,398 Class A common shares with an exercise price equal to $22.49; and (ii) common share options with respect to 16,969,157 Class A common shares with an exercise price equal to the IPO price, in each case, vesting with respect to 25% of the Class A common shares subject to the awards on the one-year anniversary of the grant date and in 6.25% quarterly installments through the four-year anniversary of the grant date. The total value of compensation for the option grants was $242.6 million (based upon a Black-Scholes model valuation) which is being recognized ratably over the four-year vesting period of the options.
During the second quarter 2025, we also granted 3,368,577 options to certain of our employees under our employee Share Incentive Plan. The contractual term of the option awards is ten years from the grant date. The vesting terms of the option awards varied based on the date of the respective employee’s date of service commencement such that a portion of the awards was, in certain instances, vested as of the grant date. The vesting periods per each of the awards varied from two to four years (with either quarterly or annual partial vesting periods over those two to four year full vesting periods).
The fair value of each share option award granted during the years ended December 31, 2025, 2024 and 2023 was estimated on the date of grant using the following option pricing model assumptions:

	2025	2024	2023
Weighted average expected term (years) - Options granted prior to the IPO	3.0 - 10.0	1.2 - 10.0	0.5 - 10
Weighted average expected term (years) - Options granted at IPO	6.1	N/A	N/A
Risk-free interest rate	3.83% - 4.36%	3.82% - 4.87%	4.14% - 5.40%
Expected volatility	39%	31% - 38%	32% - 37%
Expected dividend yield	—%	—%	—%
For options granted prior to the IPO, we estimated the expected term based on application of the Hull-White valuation method (widely used in the determination of option fair value), assuming that employees exercise their options, on average, when the stock price over strike price reaches a threshold of 2.2. For options granted in conjunction with the IPO we calculated fair value using the Black-Scholes model and utilized the simplified method to estimate the time to expiration for options because, as a newly public company, we did not have sufficient exercise data on which to base its own estimate nor historical exercise data for employee stock options, and such data from comparable companies was not easily obtainable.
The risk-free interest rate is based on observed interest rates appropriate for the term of our stock options. Expected volatility is based on companies at a comparable stage, as well as companies in the same or similar industry. The dividend yield assumption is based on our historical and expected future dividend payouts and may be subject to change in the future.

The following table summarizes the activity related to share option awards for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted- Average Fair Value
Outstanding as of January 1, 2025	15,016,536	$19.31	9.1	$—	$2.84
Granted	29,574,132	22.38	9.5	—	9.01
Exercised	—	—	—	—	—
Canceled	(2,051,420)	20.19	—	—	—
Forfeited	(760,727)	19.78	—	—	—
Outstanding as of December 31, 2025	41,778,521	$21.43	9.1	$—	$7.12
Options exercisable as of December 31, 2025	7,998,658	$19.55	7.9	$—	$2.52
Options unvested as of December 31, 2025	33,779,863	$21.87	9.4	$—	$8.21
The weighted average grant-date fair value of share options granted during the years ended December 31, 2025, 2024 and 2023 was $9.01, $4.32 and $1.68 per option, respectively.
For the years ended December 31, 2025, 2024 and 2023, share-based compensation expense from share option awards granted was $39.1 million, $8.4 million and $4.8 million, respectively, which is included in "General and administrative expenses" in our consolidated statements of operations.
The unrecognized compensation cost related to unvested share option awards as of December 31, 2025 and 2024 was $247.7 million and $29.6 million, respectively. The weighted average remaining requisite service period as of December 31, 2025 is 1.8 years, over which period the total cost will be amortized as compensation expense within the financial statements.
RSUs
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
During the third and fourth quarter of 2025, we granted 319,216 RSUs to certain of our employees, which were valued at the grant-date price of our Class A common shares. These RSUs are also backed by Class A common shares and subject to the same vesting conditions as the RSUs granted in conjunction with the IPO.
The following table summarizes the activity related to RSUs for the year ended December 31, 2025:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2025	—	$—
Granted	2,701,074	20.42
Vested	(540,597)	21.00
Forfeited	(234,289)	21.00
Unvested as of December 31, 2025	1,926,188	$20.19
For the year ended December 31, 2025, share-based compensation expense from RSUs granted was $4.0 million, which is included in "General and administrative expenses" in our consolidated statements of operations.
The total value of compensation for the RSU grants, net of forfeitures was $50.2 million with $34.9 million associated with the unvested portion to be recognized as expense ratably over the four-year vesting period. The weighted average remaining requisite service period is 1.8 years, over which period the total cost will be amortized as shared-based compensation expense within the financial statements.

Liability Classified Awards
For the year ended December 31, 2025, the share-based compensation expense from the liability classified awards was $10.5 million, which is included in "General and administrative expenses" in our consolidated statements of operations. As of December 31, 2025, the liability balance from the liability classified awards was $5.9 million, which is included in "Accounts payable and other liabilities" within our consolidated balance sheets.
The following table summarizes the share-based compensation and liability classified awards expense we recognized by award type for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(in millions)	2025	2024	2023
Share options	$39.1	$8.4	$4.8
RSUs	4.0	—	—
Liability-classified awards	10.5	—	—
Total share-based compensation expenses	$53.6	$8.4	$4.8
2025 Employee Stock Purchase Plan
Our Board of Directors adopted, and our shareholders approved, the 2025 Employee Stock Purchase Plan (“ESPP”) that become effective upon completion of the IPO. Generally, all of our employees are eligible to participate in the ESPP. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise) to purchase Class A common shares at a 15% discount to the lower of the market price on the first day of the offering period or the purchase date. There are currently 1,000,000 of our Class A common shares reserved for issuance under the ESPP, which will automatically increase on the first trading day in January of each calendar year, commencing in 2026 and continuing until (and including) 2035, by an amount equal to the lesser of (i) 1% of the Class A common shares issued and outstanding on December 31 of the immediately preceding calendar year; (ii) 1,000,000 Class A common shares; or (iii) such lesser amount as is determined by our Board of Directors.
The first period of the plan commenced with a January 1, 2026 offer to purchase share and therefore, there was no compensation expense in 2025.

22. Earnings per share
The following table sets forth the computation of basic and diluted net earnings per common share:

	Years Ended December 31,
(in millions, except share and per share data)	2025	2024	2023
Numerator:
Net (loss) income	$(1,345.2)	$22.9	$(64.1)
Adjustment for net (income) loss attributable to non-controlling interests	(8.9)	4.3	15.3
Less: Deemed dividend for Class C preference shares redemption (1)	(70.9)	—	—
Net (loss) income attributable to Accelerant common shareholders	$(1,425.0)	$27.2	$(48.8)
Denominator:
Weighted-average common shares outstanding - basic	190,260,158	165,982,094	165,604,641
Effect of dilutive securities:
Dilutive common shares (2)	—	33,681,600	—
Weighted-average common shares outstanding - diluted	190,260,158	199,663,694	165,604,641
Net (loss) income attributable to Accelerant per common share:
Basic	$(7.49)	$0.16	$(0.29)
Diluted	$(7.49)	$0.14	$(0.29)
(1) The difference in redemption value from carrying value is reflected as a deemed dividend and an increase of the Class C preference shares, as well as a corresponding reduction to additional paid in capital and earnings per share.
(2) Potential dilutive common shares consist of all of our convertible preference shares and certain of our share-based compensation options and RSUs described in Note 21. During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive. The potential common shares excluded from the calculation of potential diluted shares outstanding were 1,273,669 shares, 15,016,572 shares and 42,089,249 shares for the years ended December 31, 2025, 2024 and 2023, respectively.
23. Dividend restrictions and statutory financial information
Subject to the Cayman Islands Companies Act, the Articles of the Company, and except for rights attaching to the shares by contract, the directors may resolve to pay dividends and other distributions on shares in issue and authorize payment of the dividends or other distributions out of our funds of lawfully available. No dividend or other distribution shall be paid except out of the realized or unrealized profits of the Company or as otherwise permitted by law.
The Articles of the Company establish mechanisms and the order of priority for the payment of dividends but, generally, dividends shall be paid pro rata among the Class A and Class B Common Shareholders.
Our subsidiaries are subject to certain regulatory restrictions on the distribution of capital and payment of dividends in the jurisdictions in which they operate, as described below. The restrictions are generally based on net income or levels of capital and surplus as determined in accordance with the relevant statutory accounting principles. Failure of these subsidiaries to comply with their applicable regulatory requirements could result in restrictions on any distributions of capital or retained earnings or stricter regulatory oversight of the subsidiaries.
Our ability to pay dividends and make other forms of distributions may also be limited by repayment obligations and financial covenants in our outstanding loan facility agreements. During the years ended December 31, 2025, 2024 and 2023, no dividends were declared or paid by us to our shareholders. Certain of our subsidiaries paid dividends of $8.0 million, $3.5 million and $2.9 million to non-controlling interests during the years ended December 31, 2025, 2024 and 2023, respectively.

Subsidiary statutory financial information and dividend restrictions
Our (re)insurance subsidiaries prepare their statutory financial statements in accordance with statutory accounting practices prescribed or permitted by local regulators. Statutory and local accounting differs from US GAAP, including in the treatment of investments, acquisition costs and deferred income taxes, amongst other items.
The statutory capital and surplus amounts as of December 31, 2025 and 2024 and statutory net income (loss) amounts for the years ended December 31, 2025, 2024 and 2023 for our U.S. and non-U.S. based (re)insurance companies are summarized in the table below:

	Statutory Capital and Surplus
	Aggregate Regulatory Minimum		Actual		Statutory Net Income (Loss)
(in millions)	2025	2024	2025 (1)	2024 (2)	2025 (1)	2024 (2)	2023
U.S.	$167.7	$116.1	$295.0	$166.7	$(5.7)	$12.1	$(9.1)
Non-U.S.	305.4	206.0	350.8	244.5	13.8	(10.2)	(60.2)
(1) The 2025 amounts reflect our best estimate of the statutory capital and surplus and net income as of the date of completion of these consolidated financial statements.
(2) Amounts have been updated to conform to finalized audited statutory financial statements, where applicable.
Certain material aspects of these laws and regulations as they relate to solvency, dividends and capital and surplus are summarized below.
U.S.
Our U.S. insurance subsidiaries, including Accelerant Re. I.I. (Puerto Rico), are required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with Risk-Based Capital ("RBC") requirements and licensing rules as required by each U.S. insurer’s domiciliary state, and the states in which they operate. RBC is used to evaluate the adequacy of capital and surplus maintained by our U.S. insurance subsidiaries in relation to three major risk areas associated with asset risk, insurance risk and other risks. For both of our U.S. insurance subsidiaries, there are no prescribed or permitted statutory accounting practices that differ from the statutory accounting principles established by National Association of Insurance Commissioners and adopted by the US state regulators. Dividends must be approved by the insurance commissioner in the state of domicile before distribution. As of December 31, 2025 and 2024, our U.S. insurance subsidiaries exceeded their required levels of RBC.
Belgium
Our Belgium insurance subsidiary, Accelerant Insurance Europe SA, is regulated by the National Bank of Belgium ("NBB") pursuant to the Belgium Insurance Act of 2014. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency II regulations. As of December 31, 2025 and 2024, this subsidiary held capital in excess of the applicable requirements.
The amount of dividends that this subsidiary is permitted to distribute is restricted to retained earnings, the current year profit and legal reserves (as defined). Dividends must be approved by the NBB before distribution. Solvency and capital requirements for this subsidiary are based on the Solvency II framework and must continue to be met following any distribution.
Cayman Islands
After evaluating the business and liquidity needs of our Cayman Islands reinsurance subsidiary, Accelerant Re (Cayman) Ltd., the directors may, from time to time, declare dividends to the shareholders. Such dividends shall only be paid out of our Cayman Islands reinsurance subsidiary’s retained earnings and any paid-in capital in excess of par, provided that, after giving effect to each such dividend, the remaining capital is in excess of any capital requirements as prescribed by our Cayman Islands reinsurance subsidiary's Board and/or the regulator, the Cayman Islands Monetary Authority ("CIMA"). Prior notification of the payment of such dividends will be given to CIMA. Further, our Cayman Islands reinsurance subsidiary may consider providing loans or may otherwise extend credit to certain of its affiliated companies for non-investment purposes from time to time subject to approval from our Cayman Islands subsidiary’s Board and, thereafter, prior written approval from CIMA. As of December 31, 2025 and 2024, this subsidiary held capital in excess of the applicable requirements.

UK
Our UK based insurance subsidiary, Accelerant Insurance UK Limited, is regulated by the Prudential Regulatory Authority ("PRA") and the FCA. Our UK based insurance subsidiary is required to maintain adequate financial resources in accordance with the requirements of the PRA. Insurers must comply with both a Minimum Capital Requirement (“MCR”) and a Solvency Capital Requirement ("SCR") calculated using the Solvency UK standard formula. The calculation of the MCR and SCR is based on, among other things, the type and amount of insurance business written and claims paid by the insurance company. The PRA’s rules require our UK insurance subsidiary to obtain regulatory approval for any proposed payment of a dividend. The UK Regulator considers the MCR and SCR when assessing requests to make distributions. As of December 31, 2025 and 2024, this subsidiary held capital in excess of the applicable requirements.
Canada
Our insurance subsidiary based in Canada, Accelerant Insurance Company of Canada, is regulated for solvency purposes by the Office of the Superintendent of Financial Institutions ("OSFI") under the provisions of the Insurance Companies Act (Canadian Act). Our Canadian subsidiary is committed to establishing and maintaining an internal targeted capital ratio that is set above OSFI’s supervisory target capital ratio. The internal targeted capital ratio is the level of capital based on the subsidiary’s Own Risk and Solvency Assessment ("ORSA") that is necessary to cover the risks specified in the Minimum Capital Test Guideline (as defined) as well as other risks of the insurer. As of December 31, 2025 and 2024, this subsidiary held capital in excess of the applicable requirements.

Schedule I
Accelerant Holdings
Summary of Investments Other Than Investments in Related Parties

	December 31, 2025
(in millions)	Cost	Fair value	Amount at which shown in the balance sheet
Type of Investment
Fixed maturity and short-term investments available for sale, at fair value (1):
Corporate	$244.4	$246.9	$246.9
US government and agency	123.6	124.5	124.5
Non-US government and agency	247.0	248.1	248.1
Residential mortgage-backed	55.5	55.6	55.6
Commercial mortgage-backed	14.8	15.0	15.0
Other asset-backed securities	21.8	21.9	21.9
Total	707.1	712.0	712.0
Other investments, at fair value	9.2	84.0	84.0
Total	$716.3	$796.0	$796.0
(1) Original cost of fixed maturities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

Schedule II
Accelerant Holdings
Condensed Financial Information of Registrant
Balance Sheets - Parent Company Only

	December 31,
(in millions, except number of shares and per share amounts)	2025	2024
Assets
Investments
Equity method investments	$—	$4.2
Other investments	—	31.7
Total investments	—	35.9
Cash, cash equivalents and restricted cash	58.3	7.8
Investment in subsidiaries	680.7	490.8
Due from related parties	84.5	—
Other assets	9.0	17.5
Total assets	$832.5	$552.0
Liabilities and shareholders' equity
Debt	$121.3	$121.4
Due to related parties	8.3	10.1
Accounts payables and other liabilities	5.2	11.8
Total liabilities	134.8	143.3
Redeemable preference shares
Class C convertible preference shares (issued and outstanding 2024: 5,556,546)	—	104.4
Shareholders' equity
Convertible preference shares:
Class A (issued and outstanding 2024: 20,955,497)	—	236.7
Class B (issued and outstanding 2024: 12,569,691)	—	145.1
Common shares (par value $0.000001 per share, issued and outstanding 2025: Class A - 114,580,918; Class B - 107,241,428 and 2024: 166,185,094)	—	—
Additional paid-in capital	2,232.4	124.8
Accumulated other comprehensive loss	2.2	(19.5)
Accumulated deficit	(1,536.9)	(182.8)
Total shareholders' equity	697.7	304.3
Total equity	697.7	408.7
Total liabilities and equity	$832.5	$552.0
See accompanying notes to the Condensed Financial Information of Registrant.

Schedule II
Accelerant Holdings
Condensed Financial Information of Registrant
Statements of Operations - Parent Company Only

	Years Ended December 31,
(in millions)	2025	2024	2023
Revenues
Dividend income from subsidiaries	$20.0	$—	$—
Net investment income	1.9	0.7	0.9
Net unrealized gains on investments	—	19.8	2.8
Total revenues	21.9	20.5	3.7
Expenses
General and administrative expenses	49.7	14.2	9.6
Interest expenses	11.4	12.6	10.3
Depreciation and amortization	2.5	—	—
Profits interest distribution expenses (1)	1,379.7	—	—
Net foreign exchange (gains) losses	(0.1)	0.5	1.4
Other expenses	42.2	5.6	2.1
Total expenses	1,485.4	32.9	23.4
Loss before taxes	(1,463.5)	(12.4)	(19.7)
Income tax benefit	6.6	—	—
Net loss before equity in undistributed earnings of subsidiaries	(1,456.9)	(12.4)	(19.7)
Equity in income (losses) of subsidiaries	102.8	39.6	(29.1)
Net (loss) income	$(1,354.1)	$27.2	$(48.8)
(1) Refer to Note 21 to the Consolidated Financial Statements for additional information regarding the non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of our 65,270,453 Class A common shares held by Accelerant Holdings LP to certain of our officers and employees that fully vested at the time of the IPO.
See accompanying notes to the Condensed Financial Information of Registrant.

Schedule II
Accelerant Holdings
Condensed Financial Information of Registrant
Statements of Comprehensive Loss - Parent Company Only

	Years Ended December 31,
(in millions)	2025	2024	2023
Net (loss) income	$(1,354.1)	$27.2	$(48.8)
Other comprehensive income (loss) relating to subsidiaries, net of tax	21.7	(12.0)	3.4
Comprehensive (loss) income	$(1,332.4)	$15.2	$(45.4)
See accompanying notes to the Condensed Financial Information of Registrant.

Schedule II
Accelerant Holdings
Condensed Financial Information of Registrant
Statement of Cash Flows - Parent Company Only

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities
Net (loss) income	$(1,354.1)	$27.2	$(48.8)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash revenues, expenses, gains and losses included in (loss) income:
Equity in undistributed net (income) loss of subsidiaries	(102.8)	(39.6)	29.1
Profits interest distribution expenses	1,379.7	—	—
Dividend income from subsidiaries	(20.0)	—	—
Unrealized gains on investments	—	(19.8)	(2.8)
Earnings from equity method investments	—	(0.7)	(0.9)
Share-based compensation expense	5.4	8.4	4.8
Depreciation and amortization	2.5	—	—
Net foreign exchange (gains) losses	(0.1)	0.5	1.4
Other	3.0	1.2	0.3
Changes in operating assets and liabilities:
Due to related parties	(15.6)	8.8	1.0
Other assets, accounts payable and other liabilities	(13.2)	0.3	(12.1)
Net cash used in operating activities	(115.2)	(13.7)	(28.0)
Cash flows from investing activities
Payments for purchases of:
Equity method investments	—	(0.8)	(0.9)
Other investments	—	(0.1)	(0.6)
Contributions to subsidiaries	(29.9)	(91.9)	—
Loan to subsidiaries, net	(19.2)	—	—
Net cash used in investing activities	(49.1)	(92.8)	(1.5)
Cash flows from financing activities
Issuance of common shares, net of issuance costs (1)	392.0	—	—
Redemption of Class C convertible preference shares (1)	(175.3)	—	—
Issuance of convertible preference shares, net of issuance costs (1)	—	114.5	0.7
Issuance of debt, net of issuance costs	—	49.7	20.0
Payment of debt	(0.8)	(50.4)	(2.0)
Credit facility borrowings	5.0	—	—
Credit facility repayment	(5.0)	—	—
Loan from subsidiaries, net	(1.1)	—	—
Net cash provided by financing activities	214.8	113.8	18.7
Net increase (decrease) in cash, cash equivalents and restricted cash	50.5	7.3	(10.8)
Cash, cash equivalents and restricted cash at beginning of the year	7.8	0.5	11.3
Cash, cash equivalents and restricted cash at end of the year	$58.3	$7.8	$0.5
(1) Refer to Note 16 to the Consolidated Financial Statements for additional information regarding the issuance of common and convertible preference shares and related issuance costs.
Supplemental cash flows information:
Interest on debt paid	$10.0	$11.1	$10.1
Income taxes paid	—	—	—
See accompanying notes to the Condensed Financial Information of Registrant.

Notes to the Condensed Financial Information of Registrant - Parent Company Only
The Condensed Financial Information of Accelerant Holdings (the Registrant) should be read in conjunction with the consolidated financial statements and the accompanying notes thereto of Accelerant Holdings and subsidiaries as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025 (the "Consolidated Financial Statements").
The Registrant's investments in consolidated subsidiaries are stated at cost plus equity in losses or undistributed income of consolidated subsidiaries.
For additional information regarding Net realized and unrealized gains on investments for the years ended December 31, 2025, 2024 and 2023, refer to Note 4 to the Consolidated Financial Statements for additional information.
For additional information regarding the Registrant's non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 Class A common shares of the Registrant held by Accelerant Holdings LP to certain officers and employees of the Registrant that fully vested at the time of the IPO for the year ended December 31, 2025, refer to Note 21 to the Consolidated Financial Statements.
For additional information regarding the Registrant's Senior unsecured debt, including estimated future repayments of long-term debt as of December 31, 2025 and 2024, refer to Note 14 to the Consolidated Financial Statements.
For additional information regarding the Registrant's IPO for the year ended December 31, 2025, refer to Note 16 to the Consolidated Financial Statements.

Schedule III
Accelerant Holdings
Supplementary Insurance Information

	As of December 31,			Years Ended December 31,
(in millions)	Deferred acquisition costs	Unpaid losses and loss adjustment expenses	Unearned premiums	Net written premiums	Net earned premiums	Net investment income	Losses and loss adjustment expenses	Amortization of deferred acquisition costs	Other operating expenses
2025
Exchange Services	$—	$—	$—	$—	$—	$4.4	$—	$—	$110.4
MGA Operations	—	—	—	—	—	3.6	—	—	136.5
Underwriting	109.2	2,005.4	2,163.0	358.5	298.1	35.2	204.0	113.9	55.6
Corporate and Other	—	—	—	—	—	5.5	—	—	80.8
Consolidation and elimination adjustments	(32.3)	—	—	—	—	—	—	(33.6)	(36.5)
Total	$76.9	$2,005.4	$2,163.0	$358.5	$298.1	$48.7	$204.0	$80.3	$346.8
2024
Exchange Services	$—	$—	$—	$—	$—	$1.1	$—	$—	$65.0
MGA Operations	—	—	—	—	—	4.2	—	—	105.6
Underwriting	83.4	1,294.4	1,803.2	254.6	226.6	32.6	167.3	104.2	90.5
Corporate and Other	—	—	—	—	—	1.0	—	—	36.5
Consolidation and elimination adjustments	(22.7)	—	—	—	—	—	—	(22.8)	(56.7)
Total	$60.7	$1,294.4	$1,803.2	$254.6	$226.6	$38.9	$167.3	$81.4	$240.9
2023
Exchange Services	$—	$—	$—	$—	$—	$1.1	$—	$—	$36.2
MGA Operations	—	—	—	—	—	2.8	—	—	80.6
Underwriting	71.9	772.5	1,152.1	190.9	105.1	12.1	80.3	68.4	56.0
Corporate and Other	—	—	—	—	—	3.3	—	—	31.7
Consolidation and elimination adjustments	(18.9)	—	—	—	—	—	—	(18.5)	(26.8)
Total	$53.0	$772.5	$1,152.1	$190.9	$105.1	$19.3	$80.3	$49.9	$177.7

Schedule IV
Accelerant Holdings
Reinsurance

(in millions)	Gross amount	Assumed from other companies	Ceded to other companies	Net amount	Percentage of amount assumed to net
Year Ended December 31, 2025
Premium earned:
Property and casualty	$2,745.1	$344.7	$(2,791.7)	$298.1	115.6%
Total premium earned	$2,745.1	$344.7	$(2,791.7)	$298.1	115.6%
Year Ended December 31, 2024
Premium earned:
Property and casualty	2,103.7	127.9	(2,005.0)	226.6	56.4%
Total premium earned	$2,103.7	$127.9	$(2,005.0)	$226.6	56.4%
Year Ended December 31, 2023
Premium earned:
Property and casualty	1,304.5	14.9	(1,214.3)	105.1	14.2%
Total premium earned	$1,304.5	$14.9	$(1,214.3)	$105.1	14.2%

Schedule V
Accelerant Holdings
Valuation and Qualifying Accounts

(in millions)	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	(Deductions)	Foreign currency translation adjustment	Balance at the end of year
2025
Valuation allowance for deferred tax assets	$45.4	$(6.9)	$3.0	$4.4	$—	$45.9
Allowance for premiums receivable	2.4	2.2	—	—	—	4.6
Allowance for reinsurance recoverables	0.4	0.2	—	—	—	0.6
2024
Valuation allowance for deferred tax assets	46.5	(9.7)	8.6	—	—	45.4
Allowance for premiums receivable	2.7	—	—	(0.3)	—	2.4
Allowance for reinsurance recoverables	0.3	0.1	—	—	—	0.4
2023
Valuation allowance for deferred tax assets	35.2	11.6	(0.3)	—	—	46.5
Allowance for premiums receivable	1.8	0.9	—	—	—	2.7
Allowance for reinsurance recoverables	—	0.3	—	—	—	0.3

Schedule VI
Accelerant Holdings
Supplementary Information Concerning Property/ Casualty Insurance Operations

(in millions)	As of December 31,				Years Ended December 31,
								Losses and loss adjustment expenses
Affiliation with Registrant	Deferred policy acquisition costs	Unpaid losses and loss adjustment expenses	Discount, if any	Unearned premiums	Written premiums	Net earned premiums	Net investment income	Current year	Prior years	Amortization of deferred acquisition costs	Paid claims and claim adjustment expenses
Consolidated subsidiaries
2025	$76.9	$2,005.4	$—	$2,163.0	$358.5	$298.1	$48.7	$197.5	$6.5	$80.3	$119.8
2024	60.7	1,294.4	—	1,803.2	254.6	226.6	38.9	152.2	15.1	81.4	105.6
2023	53.0	772.5	—	1,152.1	190.9	105.1	19.3	75.4	4.9	49.9	81.2

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Accelerant management, with the participation of Accelerant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Based on this evaluation, Accelerant’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Item 9B. Other Information
The information set forth below is information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K, but not previously reported, under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers of Form 8-K.
On November 5, 2025, we entered into an amended and restated employment agreement with Mr. Green, effective July 25, 2025, that sets forth the terms of his employment, including his base compensation and annual bonus target level (the “Restated Green Employment Agreement”). The terms of the Restated Green Employment Agreement provide that Mr. Green will be employed by the Company in the position of Chief Financial Officer, and will receive a base compensation of $528,000 per year, subject to annual increases based upon review by our compensation committee. In addition, pursuant to the Restated Green Employment Agreement, Mr. Green is entitled to participate in the Company’s discretionary annual bonus arrangements with a target annual bonus opportunity of 100% of his base compensation. Pursuant to the Restated Green Employment Agreement, Mr. Green is also entitled to participate in the equity incentive program maintained for senior executive officers of the Company and its subsidiaries. Mr. Green is also entitled to reimbursement of attorneys’ fees arising out of the negotiation of the Restated Green Employment Agreement up to a maximum of $50,000.
Under the terms of the Restated Green Employment Agreement, in the event Mr. Green is terminated by us without “cause” or he terminates his employment for “good reason,” Mr. Green would become entitled to receive: (i) an aggregate amount equal to the sum of (A) two times Mr. Green's then-current base compensation plus (B) his target annual bonus for the year of termination paid over 12 months; and (ii) up to 18 months of reimbursement for COBRA premiums. If Mr. Green is terminated due to death or disability, he would be entitled to his pro rata annual bonus for the year of such termination. In connection with Mr. Green's entry into the Restated Green Employment Agreement, Mr. Green acknowledged the validity and effectiveness of the Restrictive Covenant Agreement that we previously entered into with Mr. Green, which subjects Mr. Green to certain non-competition, non-solicitation and confidentiality provisions. The foregoing description is qualified in its entirety by reference to the Restated Green Employment Agreement which is filed as Exhibit 10.4 to this Annual Report on Form 10-K and incorporated by reference herein.
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:
•On December 7, 2025, Matt Sternberg, Chief Operating Officer, Risk Exchange, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), with a term scheduled to end on August 15, 2026, relating to the sale of up to the lesser of 23,000 and the number of Class A common shares of the Company as reasonably estimated by the broker such that the gross proceeds from the sale of shares is sufficient to raise $250,000.
•On December 8, 2025, Frank O'Neill, Co-Founder and Chief Underwriting Officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), with a term scheduled to end on September 30, 2026, relating to the sale of up to the lesser of 200,000 and the number of Class A common shares of the Company as reasonably estimated by the broker such that the gross proceeds from the sale of shares is sufficient to raise $3,000,000.
•On December 8, 2025, Jay Green, Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), with a term scheduled to end on September 30, 2026, relating to the sale of up to 100,000 Class A common shares of the Company.
•On December 8, 2025, Nancy Hasley, Group General Counsel, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), with a term scheduled to end on August 31, 2026, relating to the sale of up to 277,132 Class A common shares of the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
All information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K will be either (i) included in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference from the definitive proxy statement for our 2026 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2025 pursuant to Regulation 14A.
Item 11. Executive Compensation
See Item 10 herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See Item 10 herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence
See Item 10 herein.
Item 14. Principal Accounting Fees and Services
See Item 10 herein.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules: see Item 8 in Part II of this report.

Exhibits Index
Exhibit No.	Description
3.1	Certificate of Incorporation dated as of October 6, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).
3.2
Second Amended and Restated Memorandum and Articles of Association dated as of May 19, 2023 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

3.3
Third Amended and Restated Memorandum and Articles of Association dated as of December 30, 2024 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

3.4	Fourth Amended and Restated Memorandum and Articles of Association dated as of July 22, 2025.
3.5
Second Amended and Restated Shareholders Agreement dated December 18, 2024 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

4.1	Specimen Common Share Certificate of Accelerant Holdings (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).
10.1
Form of Indemnification Agreement between Accelerant Holdings and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.2+	Employment Agreement, by and between Jeff Radke and Accelerant Holdings, dated June 29, 2025.
10.3+
Employment Agreement, by and between Christopher Lee-Smith and Accelerant Holdings, dated July 12, 2025 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A (File No. 333-288435) filed on July 15, 2025).

10.4	Employment Agreement, by and between Jay Green and Accelerant Holdings, dated November 5, 2025.
10.5+
Employment Agreement, by and between Frank O’Neill and Accelerant Holdings, dated July 11, 2025 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A (File No. 333-288435) filed on July 15, 2025).

10.6+	2023 Accelerant Share Incentive Plan.
10.7+	2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A (File No. 333-288435) filed on July 18, 2025).
10.8
Credit Agreement, dated January 29, 2021, by and among Accelerant Holdings LP, the parties named therein as guarantors and lenders and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.9
Guaranty, dated as of January 29, 2021, by and among Accelerant Holdings and its subsidiaries, as guarantors, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.10
Amended and Restated Guaranty Agreement, dated as of May 11, 2022, by and among Accelerant Holdings and its subsidiaries, as guarantors, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.11
Second Amended and Restated Guaranty Agreement, dated as of September 26, 2024, by and among Accelerant Holdings and its subsidiaries, as guarantors, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025)

10.12
Amended and Restated Credit Agreement, dated as of May 11, 2022, by and among Accelerant Holdings, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.13
First Amendment to Amended and Restated Credit Agreement, dated as of November 30, 2023, by and among Accelerant Holdings, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.14
Second Amended and Restated Credit Agreement, dated September 26, 2024, by and among Accelerant Holdings, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.15+	Registration Rights Agreement between Accelerant Holdings and the Common Shareholders, dated as of July 25, 2025.
10.16
Class A Convertible Preferred Shares Securities Purchase Agreement dated December 28, 2021 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.17
Class A Convertible Preferred Shares Securities Purchase Agreement dated January 7, 2022 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.18
Class A Convertible Preferred Shares Securities Purchase Agreement dated January 31, 2022 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.19
Class A Convertible Preferred Shares Securities Purchase Agreement dated March 30, 2022 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.20
Class B Convertible Preferred Shares Securities Purchase Agreement dated December 28, 2022 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.21
Class C Convertible Preferred Shares Securities Purchase Agreement dated December 18, 2024 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.22#
Investment Management Agreement, dated as of April 20, 2021, by and among Accelerant Insurance Europe SA and Mercer Global Investments Europe Limited (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.23#
Side Letter dated October 2022 to the Investment Management Agreement with Mercer Global Investments Europe Limited (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.24#
Investment Management Agreement (Germany), dated as of October 2, 2023, by and among Accelerant Insurance Europe SA and Wellington Management Europe GmbH (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.25#
Investment Management Agreement, dated as of August 14, 2023, by and among Accelerant Re (Cayman) Ltd. and Wellington Management Company LLP (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025) .

10.26#
Engagement Letter, dated as of August 16, 2022, between Accelerant Re (Cayman) Ltd. and Mercer Global Investments Europe Limited (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.27#
Engagement Letter, dated May 13, 2022, between Accelerant Re Ltd and Mercer Global Investments Europe Limited (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.28#
Investment Management Agreement, dated as of July 20, 2022, by and among Accelerant Re Ltd and Mercer Global Investments Europe Limited (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.29#
Engagement Letter, dated as of April 5, 2022, between Guarantee Protection Insurance Limited and Mercer Limited (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.30#
Investment Management Agreement, dated as of May 31, 2022, by and among Guarantee Protection Insurance Limited and Mercer Limited (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.31#
Investment Management Agreement (UK), dated as of October 2, 2023, by and among Accelerant Insurance UK Limited and Wellington Management International Limited (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.32#
Investment Services Agreement, dated as of February 3, 2021, by and among Accelerant Specialty Insurance Company and Mercer Investments LLC (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.33#
Second Amendment to Investment Services Agreement, dated as of January 21, 2022, by and among Accelerant Specialty Insurance Company, Accelerant National Insurance Company and Mercer Investments LLC (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.34#
Investment Management Agreement, dated as of August 8, 2023, by and among Accelerant Specialty Insurance Company and Wellington Management Company LLP (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.35#
Investment Management Agreement, dated as of August 8, 2023, by and among Accelerant National Insurance Company and Wellington Management Company LLP (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.36#
Investment Management Agreement (UK), dated as of October 2, 2023, by and among Accelerant Insurance SA/NV UK Branch and Wellington Management International Limited (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.37#
Investment Management Agreement, dated as of December 1, 2023 by and among Omega General Insurance Company and Wellington Management Canada (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (File No. 333-288435) filed on June 30, 2025).

10.38+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1/A (File No. 333-288435) filed on July 18, 2025).
10.39+	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1/A (File No. 333-288435) filed on July 18, 2025.
19.1	Insider Trading Policy.
21.1	List of Subsidiaries of Accelerant Holdings.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
#	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2026.

Accelerant Holdings

By:	/s/ Jeff Radke
Name:	Jeff Radke
Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2026.

Signature	Title
/s/ Jeff Radke	Chief Executive Officer (Principal Executive Officer) and Director
Jeff Radke
/s/ Jay Green	Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Jay Green
/s/ Samuel Gaynor	Director
Samuel Gaynor
/s/ Nancy Hasley	Director
Nancy Hasley
/s/ Christopher Lee-Smith	Director
Christopher Lee-Smith
/s/ Paul Little	Director
Paul Little
/s/ Karen Meriwether	Director
Karen Meriwether
/s/ Keoni Schwartz	Director
Keoni Schwartz
/s/ Kunal Arora	Director
Kunal Arora