Form 10-Q
period 2026-03-31
Accelerant Holdings
filed 2026-05-13
CIK 1997350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of May 8, 2026, there were 218,201,340 of the registrant’s common shares outstanding, composed of 112,799,194 Class A common shares, $0.0000011951862 par value per share and 105,402,146 Class B common shares, $0.0000011951862 par value per share.

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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report on Form 10-Q under the headings "Risk Factors, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Quantitative and Qualitative Disclosure About Market Risk" may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our Accelerant Risk Exchange’s prospects, its potential for expansion to new Members, Risk Capital Partners (including third-party insurers and reinsurers) and offerings beyond the specialty insurance market, as well as the future prospects of our overall business;
•our ability to grow our business profitably;
•our financial strength;
•the number of Members and Risk Capital Partners that we expect to retain and our membership growth prospects;
•our ability to continue enhancing our technology-based solutions and gain internal efficiencies and effective controls that promote the utility of the analytics we provide to Members and Risk Capital Partners;
•our ability to leverage our information systems to enhance the benefits available to our Members through our Accelerant Risk Exchange;
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
•the additional regulatory, legal and operational risks that may arise in connection with our expansion into new geographies and how such risks might materially affect our business, results of operations, financial condition, and prospects; and
•other factors detailed in Item 1A. "Risk Factors" in our 2025 Annual Report on Form 10-K.
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
•Accelerant Risk Exchange: The Accelerant technology, data ingestion, and agency operations that serve the needs of our Members and Risk Capital Partners.
•Accelerant Risk Exchange Insurer: Third-party Primary Insurance Company deploying underwriting capacity directly through the Accelerant Risk Exchange.
•Accelerant Underwriting: Accelerant’s owned insurance companies and reinsurance companies, and all revenue and expenses associated with them.
•DAC: Deferred acquisition costs.
•Exchange Written Premium: The total gross written premium written through the Accelerant Risk Exchange, including both gross written premiums of Accelerant Underwriting companies and the Accelerant Risk Exchange Insurers.
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
•Independent Premium: The gross premium written by Independent Members and placed through the Accelerant Risk Exchange.
•LAE: Loss adjustment expense.
•Members: Specialized underwriters, including MGAs, MGUs, and program managers (terms we use interchangeably) that underwrite insurance premiums on behalf of Risk Capital Partners through the Accelerant Risk Exchange.
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
•Mission Underwriters: Mission Underwriters provides specialty underwriters with the working capital, operational support, and balance sheet capacity necessary to operate their own MGAs, in which the specialty underwriters have a majority ownership interest. These MGAs are Members of the Accelerant Risk Exchange. Mission Underwriters operates in the US, UK and EU through Mission US and Mission Europe.
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
•Risk Capital Partners: Third-party insurance companies, reinsurers or institutional investors that provide capacity through the Accelerant Risk Exchange, directly or indirectly.
•Third-Party Direct Written Premium: GWP written directly with the Accelerant Risk Exchange Insurers.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Accelerant Holdings
Condensed Consolidated Balance Sheets (unaudited)
	March 31, 2026	December 31, 2025
(expressed in millions of US dollars, except share data)
Assets
Investments
Short-term investments available for sale, at fair value (amortized cost 2026: $202.8 and 2025: $41.5)	$202.8	$41.6
Fixed maturity securities available for sale, at fair value (amortized cost 2026: $692.3 and 2025: $665.6)	687.4	670.4
Equity method investments	11.8	10.4
Other investments	84.2	84.0
Total investments	986.2	806.4
Cash, cash equivalents and restricted cash	1,536.5	1,799.3
Premiums receivable (net of allowance 2026: $4.8 and 2025: $4.6)	1,182.7	1,077.9
Ceded unearned premiums	1,848.5	1,812.4
Reinsurance recoverables on unpaid losses and LAE	1,858.5	1,682.3
Other reinsurance recoverables	676.8	594.2
Deferred acquisition costs	85.0	76.9
Goodwill and other intangible assets, net	111.9	115.1
Capitalized technology development costs, net	102.5	100.5
Other assets	215.5	198.1
Total assets	$8,604.1	$8,263.1
Liabilities and shareholders' equity
Unpaid losses and loss adjustment expenses	$2,129.2	$2,005.4
Unearned premiums	2,207.5	2,163.0
Payables to reinsurers	1,243.4	1,220.6
Deferred ceding commissions	247.8	232.5
Funds held under reinsurance	1,275.6	1,200.3
Debt	120.7	121.3
Accounts payable and other liabilities	660.0	593.6
Total liabilities	7,884.2	7,536.7
Commitments and contingencies (Note 17)
Equity
Shareholders' equity
Common shares (par value $0.000001 per share, issued and outstanding 2026: Class A - 115,973,643; Class B - 105,402,146 and 2025: Class A - 114,580,918; Class B - 107,241,428)	—	—
Additional paid-in capital	2,243.5	2,232.4
Accumulated other comprehensive (loss) income	(8.8)	2.2
Accumulated deficit	(1,542.1)	(1,536.9)
Total Accelerant shareholders' equity	692.6	697.7
Non-controlling interests	27.3	28.7
Total equity	719.9	726.4
Total liabilities and equity	$8,604.1	$8,263.1
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(expressed in millions of US dollars, except per share data)	2026	2025
Revenues
Ceding commission income	$80.5	$70.7
Direct commission income	50.8	28.1
Net earned premiums	129.8	63.0
Net investment income	12.1	12.2
Net realized gains on investments	0.1	2.3
Net unrealized gains on investments	—	1.7
Total revenues	273.3	178.0
Expenses
Losses and loss adjustment expenses	81.8	45.2
Amortization of deferred acquisition costs	33.6	17.1
General and administrative expenses (1)	123.8	75.3
Interest expenses	2.5	2.6
Depreciation and amortization	10.0	7.4
Net foreign exchange losses	1.9	3.1
Other expenses	17.7	11.8
Total expenses	271.3	162.5
Income before income taxes	2.0	15.5
Income tax expense	(6.1)	(7.7)
Net (loss) income	(4.1)	7.8
Adjustment for net income attributable to non-controlling interests	(1.1)	(1.3)
Net (loss) income attributable to Accelerant common shareholders	$(5.2)	$6.5

Net (loss) income attributable to Accelerant per common share:
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.03

Weighted-average common shares outstanding:
Basic	221,984,101	166,185,094
Diluted	221,984,101	205,273,147
(1) General and administrative expenses include share-based compensation expenses of $32.1 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(expressed in millions of US dollars)	2026	2025
Net (loss) income	$(4.1)	$7.8
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(2.8)	2.5
Unrealized (losses) gains on fixed maturity securities	(8.0)	4.8
Reclassification adjustments for (gains) losses recognized in net income	(0.3)	1.2
Other comprehensive (loss) income, net of tax	(11.1)	8.5
Total comprehensive (loss) income	(15.2)	16.3
Adjustment for comprehensive income attributable to non-controlling interests	(1.0)	(1.5)
Comprehensive (loss) income attributable to Accelerant	$(16.2)	$14.8
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Equity (unaudited)

(expressed in millions of US dollars)	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Three Months Ended March 31, 2026
Balance, January 1, 2026	$2,232.4	$2.2	$(1,536.9)	$697.7	$28.7	$726.4
Net income	—	—	(5.2)	(5.2)	1.1	(4.1)
Other comprehensive loss	—	(11.0)	—	(11.0)	(0.1)	(11.1)
Share-based compensation (1)	28.8	—	—	28.8	—	28.8
Common share retirements (2)	(13.8)	—	—	(13.8)	—	(13.8)
Dividends paid to and other transactions with non-controlling interests	(3.9)	—	—	(3.9)	(2.4)	(6.3)
Balance, March 31, 2026	$2,243.5	$(8.8)	$(1,542.1)	$692.6	$27.3	$719.9
(1) Amount represents the subset of share-based compensation associated with our common shares, representing a portion of the total $32.1 million of share-based compensation recorded through our statement of operations in the period (which includes additional expenses related to subsidiary and MGA share-based incentive plans). Refer to Note 11 for additional information.
(2) Amount represents the acquisition cost of all common shares acquired and subsequently retired during the three months ended March 31, 2026. Specifically, the Company (1) repurchased 828,333 of its Class A common shares at an average price of $13.11 per share, for $10.9 million and (2) acquired common shares related to employee tax withholding obligations associated with employee incentive plans for $2.9 million, all of which were retired in the same period. As the par value of such shares were negligible and there was an accumulated deficit, the entire acquisition cost was deducted from additional paid in capital.

(expressed in millions of US dollars)	Class C convertible preference shares	Class A convertible preference shares	Class B convertible preference shares	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Three Months Ended March 31, 2025
Balance, January 1, 2025	$104.4	$236.7	$145.1	$124.8	$(19.5)	$(182.8)	$304.3	$18.3	$427.0
Net income	—	—	—	—	—	6.5	6.5	1.3	7.8
Other comprehensive income	—	—	—	—	8.3	—	8.3	0.2	8.5
Share-based compensation	—	—	—	2.4	—	—	2.4	—	2.4
Issuance of interests and other transactions with non-controlling interests	—	—	—	—	—	—	—	8.7	8.7
Balance, March 31, 2025	$104.4	$236.7	$145.1	$127.2	$(11.2)	$(176.3)	$321.5	$28.5	$454.4
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(expressed in millions of US dollars)	2026	2025
Cash flows from operating activities
Net (loss) income	$(4.1)	$7.8
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash revenues, expenses, gains and losses included in net (loss) income:
Net realized gains on investments	(0.1)	(2.3)
Net unrealized gains on investments	—	(1.7)
Earnings from equity method investments	(0.2)	(0.5)
Share-based compensation expenses (1)	28.8	2.4
Depreciation and amortization	10.0	7.4
Deferred income tax (benefit) expense	(0.4)	0.3
Net foreign exchange losses	1.9	3.1
Net accretion of discount on fixed maturity securities and short-term investments	(1.5)	(1.8)
Other, net	0.2	0.2
Changes in operating assets and liabilities:
Premiums receivable	(110.0)	(55.7)
Ceded unearned premiums	(40.9)	(138.0)
Reinsurance recoverables on unpaid losses and loss adjustment expenses	(82.7)	(188.7)
Other reinsurance recoverables	(86.6)	(2.0)
Deferred acquisition costs	(7.8)	4.3
Unpaid losses and loss adjustment expenses	142.2	194.2
Unearned premiums	61.8	155.0
Payables to reinsurers	27.2	66.6
Deferred ceding commissions	10.0	7.5
Funds held under reinsurance	(22.7)	108.0
Other assets, accounts payable and other liabilities	53.5	(74.3)
Net cash (used in) provided by operating activities	(21.4)	91.8
Cash flows from investing activities
Proceeds from sales of:
Fixed maturity securities	44.3	26.4
Maturities of fixed maturity securities	14.1	15.8
Payments for purchases of:
Fixed maturity securities	(91.0)	(126.9)
Equity method investments	(1.3)	—
Net change in short-term investments	(161.2)	2.5
Purchases of subsidiaries, net of cash acquired	(9.4)	—
Capitalized technology development expenditures	(6.7)	(6.6)
Other, net	(0.4)	(0.9)
Net cash used in investing activities	(211.6)	(89.7)
Cash flows from financing activities
Acquisition of common shares (2)	(12.2)	—
Payment of debt	(0.8)	—
Acquisition of non-controlling interests in subsidiaries	(4.9)	—
Dividends paid to non-controlling interests	(1.3)	(2.3)
Net cash used in financing activities	(19.2)	(2.3)
Net decrease in cash, cash equivalents and restricted cash	(252.2)	(0.2)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(10.6)	17.9
Cash, cash equivalents and restricted cash at beginning of period	1,799.3	1,273.0
Cash, cash equivalents and restricted cash at end of period	$1,536.5	$1,290.7
(1) Refer to Note 11 for additional information on share-based compensation expenses related to our Class A common shares.
(2) Amount represents the cash settlement portion of total acquired shares of $13.8 million for the three months ended March 31, 2026, with the remaining $1.6 million settled in April 2026.
    See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Cash Flows (unaudited ) (continued)

	Three Months Ended March 31,
(expressed in millions of US dollars)	2026	2025
Supplemental cash flows information
Interest on debt paid	$2.2	$2.6
Income taxes paid	5.1	3.3
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	1,452.1	1,238.0
Restricted cash and cash equivalents	84.4	52.7
Total cash, cash equivalents and restricted cash	$1,536.5	$1,290.7
See accompanying notes to the unaudited condensed consolidated financial statements.
Supplemental non-cash activity information:
For the three months ended March 31, 2026, we had non-cash operating activities related to a loss portfolio transfer transaction ("LPT") covering business from the 2022 and 2023 underwriting years resulting in net non-cash activity of $99.8 million resulting in an increase in our "Reinsurance recoverables on unpaid losses and LAE" with a corresponding increase in our "Funds held under reinsurance" liability in our condensed consolidated balance sheets. Refer to Note 6 for additional information.
For the three months ended March 31, 2025, we had no significant non-cash activity.

Accelerant Holdings
Notes to Condensed Consolidated Financial Statements
1. Nature of business and basis of presentation
Accelerant Holdings, together with its subsidiary companies ("Accelerant", "we", "us", "our" or the "Company"), connects selected specialty insurance underwriters ("Members") with Risk Capital Partners through its data-driven risk exchange (the “Accelerant Risk Exchange”). We, together with our Risk Capital Partners, provide property and casualty insurance to policyholders via its network of Members, which are typically MGAs. We focus on small-to-medium sized commercial clients primarily in the United States ("US"), Europe ("EU"), Canada and the United Kingdom ("UK").
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
In our opinion, these unaudited condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature necessary to fairly state our financial position as of March 31, 2026, as well as our results of operations and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for any interim period are not necessarily indicative of results for the full year.
These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report"). The condensed consolidated financial information as of December 31, 2025 was derived from the audited consolidated financial statements in our 2025 Annual Report, but does not include all disclosures required by US GAAP.
2. Summary of significant accounting policies
There were no material changes to our significant accounting policies from those that were disclosed in our audited consolidated financial statements included in the 2025 Annual Report.
Future application of accounting standards
Internal-Use Software
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for the costs to develop software for internal use. The standard amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The standard is effective for all entities for annual periods beginning after December 15, 2027. The standard can be applied on a prospective basis, a retrospective basis or a modified basis for in-process projects. We are assessing the impact of this standard.
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
3. Segment information
We have three reportable segments (Exchange Services, MGA Operations, and Underwriting). Each of our reportable segments serves the specific needs of our customers based on the products and services provided and reflects the way our Chief Operating Decision Maker ("CODM") assesses performance of the business and makes decisions on the allocation of resources. Our CODM is our Chief Executive Officer.
During the first quarter of 2026, we modified our definition for Adjusted EBITDA to exclude the impact of realized and unrealized investment gains or losses. Prior period segment information has been conformed to the current period presentation.
Exchange Services
Exchange Services, which is the core of Accelerant, captures the revenue and expenses associated with the Accelerant Risk Exchange. The Accelerant Risk Exchange is the platform that houses Accelerant technology, data ingestion, and operations that serve the needs of Members and Risk Capital Partners. Insurance companies that join the Accelerant Risk Exchange pay Accelerant a fixed-percentage volume-based fee for sourcing, managing, and monitoring the business they write. The Accelerant Risk Exchange pays fees to Members for the distribution services provided to both consolidated affiliates and third parties. We eliminate net fees and other income earned by the Exchange Services segment in consolidation to the extent such income is received from consolidated insurance companies within the Underwriting segment. Only income earned from third-party companies is not eliminated in consolidation.
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
Premium revenue is earned in exchange for the property and casualty insurance policies issued and reinsurance coverage provided. For segment presentation purposes, the commission expense paid to the wholly-owned agencies is subject to deferral as DAC for the portion of insurance policies not subject to reinsurance. DAC associated with business ceded is offset by ceding commissions received from reinsurers, which is typically more than the DAC. The DAC associated with business retained, as well as the excess ceding commissions from reinsurers, are both amortized over the related policy term. Accelerant Re also cedes premium and losses to, and receives ceding commissions from, several third-party reinsurers, including Flywheel Re. Similar to the Exchange Services and MGA Operations segments, transaction activity with our consolidated affiliates is subject to elimination (and therefore the amount of DAC, deferred ceding commissions, DAC amortization and amortization of ceding commission income in consolidation will differ from that presented within the segment results). Specifically, only commission payments and other acquisition expenses paid to third-parties are subject to deferral and amortization in consolidation.
We consider the segment presentations of Exchange Services, MGA Operations and Underwriting segments prior to elimination to be the best way to evaluate Accelerant's business and how these business components would be presented if they were stand-alone operations. As we continue to generate increasing third-party insurance premiums through the Accelerant Risk Exchange, the standalone segment results will more closely align with the consolidated results (as such third party transactions are not be subject to elimination).

The following includes the financial results of our three reportable segments for the three months ended March 31, 2026 and 2025. Corporate functions and certain other businesses and operations are included in Corporate and Other.

	Three Months Ended March 31, 2026
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$10.0	$10.0	$—	$70.5	$80.5
Direct commission income
Affiliated entities	72.7	28.8	—	101.5	—	(101.5)	—
Unaffiliated entities	26.4	24.4	—	50.8	—	—	50.8
Net earned premiums	—	—	129.8	129.8	—	—	129.8
Net investment income	0.9	0.9	9.2	11.0	1.1	—	12.1
Operating revenues	100.0	54.1	149.0	303.1	1.1	(31.0)	273.2
Losses and loss adjustment expenses	—	—	81.8	81.8	—	—	81.8
Amortization of deferred acquisition costs	—	—	49.0	49.0	—	(15.4)	33.6
General and administrative expenses (3) (4) (5)	32.7	37.3	11.7	81.7	19.3	(9.3)	91.7
Adjusted EBITDA	$67.3	$16.8	$6.5	$90.6	$(18.2)	$(6.3)	$66.1
Net realized gains on investments							0.1
Share-based compensation expenses (5)							(32.1)
Interest expenses							(2.5)
Depreciation and amortization							(10.0)
Net foreign exchange losses							(1.9)
Other expenses (6)							(17.7)
Income before income taxes							$2.0
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
(3) General and administrative expenses are comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$24.2	$26.1	$5.1	$55.4
Consulting and professional fees	4.9	3.5	4.3	12.7
Other administrative expenses	3.6	7.7	2.3	13.6
Total general and administrative expenses	$32.7	$37.3	$11.7	$81.7
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations (and are excluded from the segment presentation above).
(6) Other expenses for the three months ended March 31, 2026 consist of $7.3 million of system development non-operating expenses, $4.0 million of professional costs related to corporate development, $3.7 million of Mission profits sharing expense and $2.7 million of individually insignificant costs.

	Three Months Ended March 31, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$19.2	$19.2	$—	$51.5	$70.7
Direct commission income
Affiliated entities	59.0	31.5	—	90.5	—	(90.5)	—
Unaffiliated entities	11.2	16.9	—	28.1	—	—	28.1
Net earned premiums	—	—	63.0	63.0	—	—	63.0
Net investment income	0.6	0.9	10.0	11.5	0.7	—	12.2
Operating revenues	70.8	49.3	92.2	212.3	0.7	(39.0)	174.0
Losses and loss adjustment expenses	—	—	45.2	45.2	—	—	45.2
Amortization of deferred acquisition costs	—	—	24.8	24.8	—	(7.7)	17.1
General and administrative expenses (3) (4) (5)	23.8	31.2	11.5	66.5	14.5	(8.1)	72.9
Adjusted EBITDA	$47.0	$18.1	$10.7	$75.8	$(13.8)	$(23.2)	$38.8
Net realized gains on investments							2.3
Net unrealized gains on investments							1.7
Share-based compensation expenses (5)							(2.4)
Interest expenses							(2.6)
Depreciation and amortization							(7.4)
Net foreign exchange losses							(3.1)
Other expenses (6)							(11.8)
Income before income taxes							$15.5
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
(3) General and administrative expenses are comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$15.9	$21.3	$6.2	$43.4
Consulting and professional fees	3.6	3.3	2.6	9.5
Other administrative expenses	4.3	6.6	2.7	13.6
Total general and administrative expenses	$23.8	$31.2	$11.5	$66.5
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations (and are excluded from the segment presentation above).
(6) Other expenses for the three months ended March 31, 2025 consists of $4.6 million of system development non-operating costs, $3.6 million of professional costs related to corporate development, $1.6 million of Mission profits sharing expense, and $2.0 million of individually insignificant costs.

The following table presents our total assets by reportable segments:

(in millions)	March 31, 2026	December 31, 2025
Exchange Services	$991.2	$903.9
MGA Operations	474.8	479.2
Underwriting	7,662.5	7,307.2
Corporate and eliminations	(524.4)	(427.2)
Total	$8,604.1	$8,263.1
As of March 31, 2026, our equity method investments (as further detailed in Note 4) consisted of $6.1 million held by the MGA Operations segment and $5.7 million within Corporate and Other. As of December 31, 2025, our equity method investments consisted of $5.4 million held by the MGA Operations segment and $5.0 million within Corporate and Other. In addition, expenditures for additions to long-lived assets are not material and are not reported to our CODM.
All our revenues from external customers were attributable to various geographic locations outside of the Cayman Islands, based on where the insurance policies or services were sold. There were no reportable major customers that accounted for 10% or more of our consolidated revenue for the three months ended March 31, 2026 and 2025.
The following table presents our revenues by geography:

	Three Months Ended March 31, 2026
(in millions)	North America	UK and EU	Total
Ceding commission income	$61.4	$19.1	$80.5
Direct commission income	33.9	16.9	50.8
Net earned premiums	68.6	61.2	129.8
Net investment income	6.7	5.4	12.1
Net realized gains on investments	0.1	—	0.1
Total revenues	$170.7	$102.6	$273.3

	Three Months Ended March 31, 2025
(in millions)	North America	UK and EU	Total
Ceding commission income	$49.0	$21.7	$70.7
Direct commission income	14.0	14.1	28.1
Net earned premiums	15.1	47.9	63.0
Net investment income	7.4	4.8	12.2
Net realized gains on investments	0.2	2.1	2.3
Net unrealized gains on investments	1.7	—	1.7
Total revenues	$87.4	$90.6	$178.0

4. Investments
Unrealized gains and losses on available for sale fixed maturity and short-term investments, at fair value
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of fixed maturity and short-term investments, were as follows:

	March 31, 2026
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate	$264.8	$0.6	$(2.8)	$262.6
US government and agency	282.5	0.4	(0.3)	282.6
Non-US government and agency	260.0	0.3	(3.3)	257.0
Residential mortgage-backed	52.7	0.3	(0.4)	52.6
Commercial mortgage-backed	14.7	0.2	—	14.9
Other asset-backed securities	20.4	0.1	—	20.5
Total fixed maturity and short-term investments	$895.1	$1.9	$(6.8)	$890.2

	December 31, 2025
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate	$244.4	$2.6	$(0.1)	$246.9
US government and agency	123.6	1.0	(0.1)	124.5
Non-US government and agency	247.0	1.5	(0.4)	248.1
Residential mortgage-backed	55.5	0.6	(0.5)	55.6
Commercial mortgage-backed	14.8	0.2	—	15.0
Other asset-backed securities	21.8	0.1	—	21.9
Total fixed maturity and short-term investments	$707.1	$6.0	$(1.1)	$712.0
The following table summarizes, for all our available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	March 31, 2026
	Less than 12 months		12 Months or more		Total
(in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate	$190.8	$(2.8)	$—	$—	$190.8	$(2.8)
US government and agency	217.4	(0.3)	—	—	217.4	(0.3)
Non-US government and agency	215.9	(3.0)	6.1	(0.3)	222.0	(3.3)
Residential mortgage-backed	22.9	(0.1)	1.6	(0.3)	24.5	(0.4)
Total fixed maturity and short-term investments	$647.0	$(6.2)	$7.7	$(0.6)	$654.7	$(6.8)

	December 31, 2025
	Less than 12 months		12 Months or more		Total
(in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate	$25.6	$(0.1)	$—	$—	$25.6	$(0.1)
US government and agency	—	—	4.8	(0.1)	4.8	(0.1)
Non-US government and agency	63.0	(0.3)	8.1	(0.1)	71.1	(0.4)
Residential mortgage-backed	—	—	3.4	(0.5)	3.4	(0.5)
Total fixed maturity and short-term investments	$88.6	$(0.4)	$16.3	$(0.7)	$104.9	$(1.1)
We did not recognize the unrealized losses in earnings on these fixed maturity and short-term investments as of March 31, 2026 and December 31, 2025 because we determined that such losses were due to non-credit factors that are temporary in nature. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.
Contractual maturity
The amortized cost and fair values of our fixed maturity and short-term investments by contractual maturity were as follows:

	March 31, 2026
(in millions)	Amortized cost	Fair value
Due in one year or less	$250.5	$250.4
Due after one year through five years	493.1	489.3
Due after five years through ten years	62.9	61.7
Due after ten years	0.8	0.8
Residential mortgage-backed	52.7	52.6
Commercial mortgage-backed	14.7	14.9
Other asset-backed securities	20.4	20.5
Total fixed maturity and short-term investments	$895.1	$890.2
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

Details regarding our equity method investments were as follows:

	March 31, 2026		December 31, 2025
(in millions)	Ownership %	Carrying value	Ownership %	Carrying value
MGAs	19.0% - 25.2%	$3.0	19.0% - 20.0%	$2.0
Other	8.2% - 15.0%	8.8	8.1% - 15.0%	8.4
Equity method investments		$11.8		$10.4
In applying the equity method of accounting, we record investments initially at cost and subsequently adjust their carrying value based on our proportionate share of the net income or loss of the investment. We generally record such investments on a one-to-three-month lag. Our maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in our consolidated balance sheet and any unfunded commitments. As of March 31, 2026, we had unfunded commitments of $5.2 million to our equity method investees.
We did not received dividends from equity method investees for the three months ended March 31, 2026. For the three months ended March 31, 2025, we received dividends from equity method investees of $0.9 million.
Details regarding the carrying value of our other investments portfolio were as follows:

(in millions)	March 31, 2026	December 31, 2025
Investment type:
MGAs and TPAs	$59.9	$59.9
Venture funds	24.3	24.1
Other investments	$84.2	$84.0
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
For the three months ended March 31, 2026, there were no impairment and no observable prices related to our other investments. For the three months ended March 31, 2025, we recognized $1.7 million as a component of unrealized gains following observable prices related to these investments.
We have recognized cumulative income as a component of unrealized gains of $74.8 million, net of cumulative impairment charges of $0.7 million associated with investments accounted for under the measurement alternative from inception of the related investments.
As of March 31, 2026, we had unfunded commitments of $1.8 million to venture funds.

Net investment income
Investment income and expenses were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Interest on cash and cash equivalents	$13.3	$11.7
Interest on fixed maturity investments	7.1	5.3
Income from equity method investments	0.2	0.5
Gross investment income	20.6	17.5
Interest expense on funds held under reinsurance	(7.9)	(5.1)
Investment expenses	(0.6)	(0.2)
Net investment income	$12.1	$12.2
Net realized and unrealized gains on investments
The following table presents net realized and unrealized gains (losses) on our investments:

	Three Months Ended March 31,
(in millions)	2026	2025
Net realized gains on investments:
Net realized gains on fixed maturity and short-term investments	$0.1	$0.3
Net realized gains on equity method investments	—	2.0
Net realized gains on investments	0.1	2.3
Net unrealized gains on investments:
Other investments (1):
MGAs and TPAs	—	1.7
Net unrealized gains on other investments	—	1.7
Net unrealized gains on investments	—	1.7
Net realized and unrealized gains on investments	$0.1	$4.0
(1) Amounts correspond to income arising from our equity investments accounted for under the measurement alternative (as described above).
Regulated deposits and restricted assets
Certain of our subsidiaries are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. The following table represents the deposits for regulatory and other purposes:

(in millions)	March 31, 2026	December 31, 2025
Fixed maturity securities	$5.7	$5.2
Cash and cash equivalents	0.6	—
Total	$6.3	$5.2

The following table represents the restricted assets we have pledged in favor of certain ceding companies to collateralized obligations:

(in millions)	March 31, 2026	December 31, 2025
Short-term investments	$1.0	$0.9
Fixed maturity securities	25.6	25.8
Cash and cash equivalents	82.3	83.1
Total	$108.9	$109.8
5. Fair value measurements
Fair value measurements on a recurring basis
Our financial assets and liabilities measured at fair value on a recurring basis by level were as follows:

	March 31, 2026
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Fixed maturity and short-term investments measured at fair value:
Corporate	$—	$262.6	$—	$262.6
US government and agency	—	282.6	—	282.6
Non-US government and agency	—	257.0	—	257.0
Residential mortgage-backed	—	52.6	—	52.6
Commercial mortgage-backed	—	14.9	—	14.9
Other asset-backed securities	—	20.5	—	20.5
Total fixed maturity and short-term investments	$—	$890.2	$—	$890.2

	December 31, 2025
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Fixed maturity and short-term investments measured at fair value:
Corporate	$—	$246.9	$—	$246.9
US government and agency	—	124.5	—	124.5
Non-US government and agency	—	248.1	—	248.1
Residential mortgage-backed	—	55.6	—	55.6
Commercial mortgage-backed	—	15.0	—	15.0
Other asset-backed securities	—	21.9	—	21.9
Total fixed maturity and short-term investments	$—	$712.0	$—	$712.0

There were no transfers between Level 1, Level 2, or Level 3 for the three months ended March 31, 2026 and 2025.
Fair value measurements on a non-recurring basis
We measure the fair value of certain assets on a non-recurring basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include our investments in limited partnerships reported in "Other investments" in our condensed consolidated balance sheets.
The following table presents assets measured at fair value on a non-recurring basis:

	March 31, 2026
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Assets measured at fair value:
Other investments:
MGAs and TPAs	$—	$—	$59.9	$59.9
Venture funds	—	—	24.3	24.3
Total	$—	$—	$84.2	$84.2

	December 31, 2025
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Assets measured at fair value:
Other investments:
MGAs	$—	$—	$59.9	$59.9
Venture funds	—	—	24.1	24.1
Total	$—	$—	$84.0	$84.0
Fair value information about financial instruments not measured at fair value
Our estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts) is discussed below:
Debt: As further described in Note 9, given the frequency with which the variable interest rates on our senior unsecured debt reset, the carrying value of our debt measured at amortized cost approximates its fair value as of March 31, 2026 and December 31, 2025. The debt is classified as Level 2.
Remaining financial assets and liabilities: Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature, approximates their fair value as of March 31, 2026 and December 31, 2025.

6. Unpaid losses and loss adjustment expenses
Activity in unpaid losses and LAE reserve is summarized as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Gross reserve for unpaid losses and LAE, beginning of year	$2,005.4	$1,294.4
Less: Reinsurance recoverables, beginning of year	1,682.3	1,069.5
Net reserve for unpaid losses and LAE, beginning of year	323.1	224.9
Incurred losses and LAE related to:
Current accident year	81.8	45.2
Prior accident years	—	—
Total incurred losses and LAE	81.8	45.2
Paid losses and LAE:
Current accident year	(0.9)	(1.9)
Prior accident years	(27.8)	(26.7)
Total paid losses and LAE	(28.7)	(28.6)
Foreign exchange adjustments	(5.7)	5.1
Retroactive reinsurance(1)	(99.8)	—
Net reserve for unpaid losses and LAE, end of period	270.7	246.6
Reinsurance recoverables on unpaid losses and LAE, end of period	1,858.5	1,266.5
Gross reserve for unpaid losses and LAE, end of period	$2,129.2	$1,513.1
(1) Effective January 2026, we entered into a loss portfolio transfer reinsurance contract ("LPT"). The reinsurance counterparty reinsures all of our retained loss reserves (subject to certain minor exclusions) on policies written from July 2022 to June 2024, subject to a limit of $151.4 million. The terms of the LPT provide coverage on net loss reserves of $109.7 million as of the reference date in consideration for a premium of the same amount. As of March 31, 2026, the reinsurance recoverable and a corresponding funds held under reinsurance balance were $99.8 million, reflecting paid losses and settlement activity during the three months ended March 31, 2026.
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
Flywheel Re is an unconsolidated reinsurance sidecar that provides multi-year collateralized quota share capacity backed by institutional investors. Flywheel Re was formed to facilitate the participation of institutional investors in the Accelerant Risk Exchange portfolio. The Flywheel Re reinsurance treaty was extended and upsized during the first quarter of 2026 through additional capital from new and existing institutional investors to support business assumed by Flywheel Re over a multi-year risk period scheduled to end in 2028.

The impacts of reinsurance on written and earned premiums and loss and loss adjustment expenses were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Written premiums:
Direct	$676.5	$800.8
Assumed	167.4	73.2
Gross	843.9	874.0
Ceded	(693.2)	(801.6)
Net written premiums	$150.7	$72.4

Earned premiums:
Direct	$659.7	$642.1
Assumed	122.4	76.7
Gross	782.1	718.8
Ceded	(652.3)	(655.8)
Net earned premiums	$129.8	$63.0

Loss and LAE:
Direct	$343.2	$365.5
Assumed	64.1	17.3
Gross	407.3	382.8
Ceded	(325.5)	(337.6)
Net loss and LAE	$81.8	$45.2
Reinsurance recoverables
Amounts recoverable from reinsurers on paid and unpaid losses and LAE are recognized in a manner consistent with the unpaid losses and LAE associated with the reinsurance and presented as reinsurance recoverables. The balances were as follows:

(in millions)	March 31, 2026	December 31, 2025
Reinsurance recoverables on unpaid losses and LAE	$1,858.5	$1,682.3
Other reinsurance recoverables:
Reinsurance recoverables on paid losses and LAE	611.1	524.7
Deposit assets (1)	65.7	69.5
Total other reinsurance recoverables	676.8	594.2
Reinsurance recoverables	$2,535.3	$2,276.5
(1) Reduction of $3.8 million from December 31, 2025 to March 31, 2026 corresponds to the $4.0 million reduction in deposit asset attributed to recoveries, partially offset by $0.2 million of income amortization for the three months ended March 31, 2026.
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

Of the total reinsurance recoverables on paid and unpaid losses and LAE outstanding as of March 31, 2026, 54% were with reinsurers having an A.M. Best rating of "A-" (excellent) or better, and we require reinsurance recoverables with reinsurers that have an A.M. Best rating below "A-" or are not rated by A.M. Best to be subject to collateral arrangements through a combination of letters of credit, funds withheld arrangements or trust agreements. We consider such collateral arrangements, credit ratings assigned to reinsurers by A.M. Best and other historical default rate information in estimating the credit valuation allowance for reinsurance recoverables. The credit valuation allowance was $0.6 million as of March 31, 2026 and December 31, 2025.
8. Deferred acquisition costs and deferred ceding commissions
The following table presents the amounts of policy acquisition costs deferred and amortized for insurance business retained by Accelerant:

	Three Months Ended March 31,
(in millions)	2026	2025
Balance as of January 1,	$76.9	$60.7
Direct commissions and other acquisition costs on retained business	42.1	12.7
Amortization of deferred acquisition costs	(33.6)	(17.1)
Foreign currency translation	(0.4)	—
Balance as of March 31,	$85.0	$56.3
The following table presents the amounts of ceding commissions deferred and amortized:

	Three Months Ended March 31,
(in millions)	2026	2025
Balance as of January 1,	$232.5	$193.0
Deferral of excess ceding commission income over deferred acquisition costs	93.2	73.2
Amortization of deferred excess ceding commission to income	(80.5)	(70.7)
Foreign currency translation	2.6	(0.9)
Balance as of March 31,	$247.8	$194.6
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
There were no net sliding scale commission adjustments during the three months ended March 31, 2026 and 2025.

9. Debt
We had the following debt outstanding as of March 31, 2026 and 2025:

(in millions)	March 31, 2026	December 31, 2025
Senior unsecured debt due 2029	$123.4	$124.2
Less: unamortized debt issuance costs	(2.7)	(2.9)
Senior unsecured debt	$120.7	$121.3
We have a credit agreement that consists of senior unsecured syndicated US dollar denominated loan facility with a September 2029 maturity date, as well as a $50 million revolving credit facility (all of which was unutilized and available as of March 31, 2026). Each borrowing under the revolving credit facility may have a maturity of one, three or six months, at our election, but may not extend beyond the credit agreement’s maturity date. Such borrowings may be repaid early.
The senior unsecured debt represents an unsecured obligation and includes a delayed draw term loan ("DDTL") feature that allows us to withdraw predefined amounts. We may withdraw up to an additional $75 million upon request, subject to the agreement of the lenders.
Partial quarterly repayments of the aggregate principal amount are required until the maturity date as reflected in the table above. Interest payments on the senior notes are due at the end of each period, being a certain month or quarter during which the applicable interest rate has been reset. The interest rate is subject to a sliding scale based on our consolidated senior debt to capitalization ratio and varies between a 3.4% and 4.0% spread in addition to the Secured Overnight Financing Rate ("SOFR"). Interest is calculated based on a 360-day year of twelve 30-day months. Interest expense for the three months ended March 31, 2026 and 2025 was $2.5 million and $2.6 million, respectively.
Subject to conditions of optional prepayment, we may voluntarily prepay the senior unsecured debt at any time and from time to time, prior to the maturity date without penalty. Any prepayment, in whole or in part, shall include any accrued and unpaid interest thereon to, but excluding, the prepayment date. Any amounts we prepay may not be reborrowed.
The senior notes contain certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on minimum consolidated net worth, maximum leverage levels and a minimum interest coverage ratio. As of March 31, 2026, we were in compliance with all such covenants.
10. Equity
Common shares:
We have two classes of authorized common shares with a par value of $0.0000011951862 per share.
As of both March 31, 2026 and December 31, 2025, there were 500,000,000 Class A and 140,000,000 Class B shares authorized.
The following table shows a roll forward of our common shares issued and outstanding for the three months ended March 31, 2026:

	Class A	Class B	Total
Common shares as of January 1, 2026	114,580,918	107,241,428	221,822,346
Shares converted from Class B to Class A	1,839,282	(1,839,282)	—
Shares repurchased and retired	(828,333)	—	(828,333)
Net shares issued for vested restricted stock units	381,776	—	381,776
Common shares as of March 31, 2026	115,973,643	105,402,146	221,375,789
Preference shares:
As of March 31, 2026 and December 31, 2025, there were 100,000,000 preference shares authorized and no preference shares issued and outstanding. The Board of Directors is authorized, without any action by our shareholders, to designate and issue preference shares in one or more classes and to designate the powers, preferences and rights of each class, which may be greater than the rights of our common shares.

Share repurchase and retirement:
On March 18, 2026, the Board of Directors approved a share repurchase program with respect to our Class A common shares in an amount not to exceed $200 million in the aggregate (excluding any fees, commission, taxes or other expenses associated with such repurchases), with such purchases to be completed on or before December 31, 2028, unless earlier modified, suspended, or terminated by the Board (the “Repurchase Program”). Under the Repurchase Program, shares may be purchased from time to time, at the Company’s discretion and subject to the market conditions, share price, alternative uses for capital, our financial performance and other potential factors. These purchases may be carried out through open market purchases, accelerated share repurchase plans, negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Shares repurchased under these programs are retired and cancelled upon repurchase. During the three months ended March 31, 2026, we repurchased and retired 828,333 common shares for $10.9 million under the "Repurchase Program", reflected as a reduction to additional paid-in-capital. In addition, we acquired 229,262 common shares related to employee tax withholding obligations associated with employee incentive plans for $2.9 million which were retired in the same period.
As of March 31, 2026, we had outstanding approval to purchase up to $189.1 million, in the aggregate, of our outstanding common share under the "Repurchase Program".
The excess of the repurchase price over the par value of the common shares was required to be reflected as a reduction to additional paid-in capital presented within our condensed consolidated statement of shareholders’ equity as we have an accumulated deficit.
11. Share-based compensation
The following table summarizes the share-based compensation and liability classified awards expense we recognized by award type for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(in millions)	2026	2025
Share options	$18.0	$2.4
Restricted stock units (1)	10.6	—
Employee share purchase plan	0.2	—
Liability-classified awards	3.3	—
Total share-based compensation expenses	$32.1	$2.4
(1) Amount includes $8.4 million of expense related to the acceleration of restricted stock units related to a separation agreement with a former executive. Under the terms of such separation agreement, the vesting of 442,250 previously unvested RSUs was accelerated as of the separation date, resulting in this incremental share-based compensation expense.

Share options granted to employees
The following table summarizes the activity related to share option awards for the three months ended March 31, 2026:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted- Average Fair Value
Outstanding as of January 1, 2026	41,778,521	$21.43	9.1	$—	$7.12
Granted	—		—	—	—
Exercised	—		—	—	—
Canceled	(663,332)	19.31	—	—	—
Forfeited	(522,386)	22.09	—	—	—
Outstanding as of March 31, 2026	40,592,803		8.8	$—	$7.16
Options exercisable as of March 31, 2026	8,687,844		7.8	$—	$2.74
Options unvested as of March 31, 2026	31,904,959		9.1	$—	$8.37
For the three months ended March 31, 2026 and 2025, share-based compensation expense from share option awards granted was $18.0 million and $2.4 million, respectively, which is included in "General and administrative expenses" in our condensed consolidated statements of operations.
The unrecognized compensation cost related to unvested share option awards as of March 31, 2026 and December 31, 2025 was $225.5 million and $247.7 million, respectively. The weighted average remaining requisite service period as of March 31, 2026 is 1.6 years, over which period the total cost will be amortized as compensation expense within the financial statements.
Restricted stock units ("RSUs")
The following table summarizes the activity related to RSUs for the three months ended March 31, 2026:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2026	1,926,188	$20.19
Granted	4,880,251	11.66
Vested	(514,993)	21.00
Forfeited	(402,157)	21.01
Unvested as of March 31, 2026	5,889,289	$12.99
For the three months ended March 31, 2026, share-based compensation expense from RSUs granted was $10.6 million, which is included in "General and administrative expenses" in our condensed consolidated statements of operations.
As of March 31, 2026 and December 31, 2025, the unrecognized compensation cost related to unvested RSUs was $72.8 million and $34.9 million, respectively. The weighted average remaining requisite service period is 2.1 years, over which period the total cost will be amortized as shared-based compensation expense within the financial statements.
2025 Employee Stock Purchase Plan ("ESPP")
For the three months ended March 31, 2026, share-based compensation expense from ESPP was $0.2 million, which is included in "General and administrative expenses" in our condensed consolidated statements of operations.
Liability Classified Awards
For the three months ended March 31, 2026, the share-based compensation expense from the liability classified awards was $3.3 million, which is included in "General and administrative expenses" in our consolidated statements of operations. As of March 31, 2026, the liability balance from the liability classified awards was $12.3 million, which is included in "Accounts payable and other liabilities" within our condensed consolidated balance sheets.

12. Earnings per share
The following table sets forth the computation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
(in millions, except share and per share data)	2026	2025
Numerator:
Net (loss) income	$(4.1)	$7.8
Adjustment for net income attributable to non-controlling interests	(1.1)	(1.3)
Net (loss) income attributable to Accelerant common shareholders	$(5.2)	$6.5
Denominator:
Weighted-average common shares outstanding - basic	221,984,101	166,185,094
Effect of dilutive securities:
Dilutive common shares (1)	—	39,088,053
Weighted-average common shares outstanding - diluted	221,984,101	205,273,147
Net (loss) income attributable to Accelerant per common share:
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.03
(1) Potential dilutive common shares consist of all of our convertible preference shares in the 2025 period and certain of our share-based compensation awards as described in Note 11. During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive. The potential common shares excluded from the calculation of potential diluted shares outstanding were 46,924,377 shares and 14,744,899 shares for the three months ended March 31, 2026 and 2025, respectively.
13. Income taxes
For the three months ended March 31, 2026 and 2025, our effective tax rates were 305.0% and 49.7%, respectively. We use the estimated annual effective tax rate method for calculating our tax provision in interim periods, which reflects our best estimate of the effective tax rate expected for the full year. The effective tax rates in both periods were impacted by taxable income subject to tax in certain jurisdictions, losses incurred in zero tax rate jurisdictions and valuation allowances offsetting available carry-forward losses in certain jurisdictions.
The relationship of our income tax expense to pre-tax income (loss) is atypical because our taxable income has predominately been generated in the US, UK, Ireland, and Puerto Rico resulting in income tax expense in those jurisdictions (entities in such jurisdictions are referred to as “tax-paying entities”).
Meanwhile, we have incurred operating losses in certain zero tax rate jurisdictions (such as in our reinsurance entity in the Cayman Islands) resulting in no income tax benefit. We have also incurred pre-tax operating losses in Belgium and other jurisdictions where we have generated cumulative operating losses; however, in each of those cases, a valuation allowance has been recorded against the corresponding deferred tax assets (entities in these two types of jurisdictions are referred to as “non-tax paying entities”).
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

The composition of our effective tax rates among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total effective tax rate, were as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
Income (loss) before income taxes	$19.2	$(17.2)	$2.0	$49.5	$(34.0)	$15.5
Income tax expense	6.1	—	6.1	7.7	—	7.7
Effective tax rate	31.8%	—	305.0%	15.6%	—	49.7%
14. Other assets
Other assets consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Net deferred tax assets	$78.3	$77.8
Commission income receivable	47.5	45.1
Funds withheld by reinsurers	18.7	19.3
Prepaid expenses	19.4	16.4
Prepaid retrocession premium	4.2	4.4
Other	47.4	35.1
Total	$215.5	$198.1
15. Accounts payable and other liabilities
Accounts payable and other liabilities consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Insurance balances payable	$400.3	$296.5
Premium tax payables	39.8	50.9
Commission refund liabilities	44.4	45.2
Deposit liabilities	14.5	23.6
Corporation tax payable	16.4	8.7
Accrued expenses and other	144.6	168.7
Total	$660.0	$593.6
16. Related party transactions
For the three months ended March 31, 2025, we incurred $2.1 million of advisory fees and expenses with Altamont Capital Management LLC, an affiliate. In July 2025, we agreed to terminate the existing management services agreement with Altamont Capital Management, LL, which previously set out terms on which, among other things, we had compensated Altamont Capital Management, LLC for its services.
For the three months ended March 31, 2026 and 2025, Hadron, an Accelerant Risk Exchange Insurer majority owned by Altamont Capital Partners, an affiliate, accounted for $122.9 million and $187.7 million of Exchange Written Premium, respectively.

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
Unfunded investment commitments
As of March 31, 2026, we had unfunded commitments of $7.0 million in respect of our limited partnership investments. Refer to Note 4 for additional information.
18. Subsequent Events
Gain on investment in a TPA:
In April 2026, there was a significant observable increase in the fair value of an investment we have in a third-party claims administration business following third-party capital transactions. We participated in the capital transactions, selling approximately half our ownership interest, which generated $51.6 million of cash proceeds, and an aggregate realized gain on the sale and an unrealized gain on the portion we continue to hold of $54.5 million during the second quarter 2026.
Share repurchases:
During the period from April 1, 2026 through May 8, 2026, we repurchased and retired 3,442,673 Class A common shares for $46.8 million at an average price of $13.60 under the "Repurchase Program".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and our results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and "Risk Factors" in our 2025 Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Accelerant Holdings, together with its subsidiary companies, connects Members with Risk Capital Partners through the Accelerant Risk Exchange. We, together with our Risk Capital Partners, provide property and casualty insurance to policyholders via our network of Members, which are typically MGAs. We focus on small-to-medium sized commercial clients primarily in the US, EU, Canada and the UK.
Overview of Accelerant
We operate a data-driven risk exchange that connects selected specialty insurance underwriters (the “supply side” of our platform) with Risk Capital Partners (the “demand side” on our platform). Our Accelerant Risk Exchange reduces information asymmetries and operational barriers present in the traditional insurance value chain by leveraging proprietary technology to share actionable high-fidelity data and insights with platform participants.
The Accelerant Risk Exchange simplifies the traditional insurance value chain which is fragmented, costly, and inflexible. Legacy technology, excessive intermediation, and misaligned incentives cause data leakage, high costs, and wasted resources for participants. Our technology-powered platform addresses these issues by connecting our Members, and Risk Capital Partners, including insurers, reinsurers, and institutional investors. On the supply side of our Accelerant Risk Exchange, we deliver a full service offering to our Members that includes insights and analytics, distribution management, operational resources, and the commitment of stable underwriting capacity. Our offerings free our Members to focus on growing their businesses through their core expertise of profitable underwriting. On the demand side of our Accelerant Risk Exchange, we offer Risk Capital Partners an attractive, validated, and diversified portfolio of specialty insurance premium that may otherwise be difficult to access elsewhere. Risk Capital Partners who provide capacity through our Accelerant Risk Exchange pay us fees to source, manage, and monitor risks on their behalf that recur when the underlying policies renew.
By harnessing our proprietary technology, access to data, and industry experience, we believe we have created the preeminent marketplace of the specialty insurance industry. As of March 31, 2026, we had 296 Members (an increase of 16 Members since December 31, 2025) and 96 Risk Capital Partners on our platform. We have grown Exchange Written Premium at a 178% compounded annual growth rate since our inception. As we have matured and continued to scale our business, our annual growth rate has moderated.
Our Members (“Supply Side” of the Accelerant Risk Exchange)
The vast majority of our Members are independent third parties in which Accelerant has no ownership stake. We refer to these Members as “Independent Members.” Each Independent Member enters into a long-term contract with Accelerant where it agrees to underwrite certain types of policies through the Accelerant Risk Exchange. Generally, these contracts are five years in duration and subject to annual renewal, with Accelerant retaining a right to terminate early for performance reasons. For a large majority of the gross written premium produced by Independent Members, Accelerant has an exclusive arrangement to write such policy types with the Independent Member. Additionally, Accelerant has the right of first refusal to offer on the Accelerant Risk Exchange any new products an Independent Member may launch.

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
The gross premium written by Independent Members and placed through the Accelerant Risk Exchange is referred to as “Independent Premium.” The gross premium written by Mission Members and Owned Members and placed through the Accelerant Risk Exchange is referred to as “Owned Premium.” Historically, Independent Premium has comprised the large majority of Exchange Written Premium and we expect this trend to continue over time.
Members and Exchange Written Premium Detail

	Three Months Ended March 31,
	2026		2025
($ in millions)	# of Members	Exchange Written Premium	# of Members	Exchange Written Premium
Independent Members	243	$830.4	185	$713.9
Mission Members	35	213.9	31	173.9
Owned Members	18	94.4	16	97.4
Total	296	$1,138.7	232	$985.2
Exchange Premium Growth Rate		16% (1)		69%
(1) The year-over-year growth rate of 16% for the three months ended March 31, 2026 was suppressed relative to prior periods as it reflects our placement of certain Members into runoff. Excluding that Member, Exchange Written Premium grew by $204.1 million (or 22%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Our Risk Capital Partners (“Demand Side” of the Risk Exchange)
Currently, our Risk Capital Partners include third-party insurance companies, reinsurance companies, and institutional investors. As of March 31, 2026, 18 Accelerant Risk Exchange Insurers (an increase of five Accelerant Risk Exchange Insurers since March 31, 2025) accessed gross premium written directly from the Accelerant Risk Exchange (on a primary insurance basis) rather than via reinsurance from Accelerant Underwriting, accounting for 41% of the premium written on the Accelerant Risk Exchange for the three months ended March 31, 2026, as compared to 19% for the three months ended March 31, 2025.
We refer to gross written premium written directly on behalf of the Accelerant Risk Exchange Insurers as “Third-Party Direct Written Premium.” All premiums written by Accelerant Underwriting, including that which is ultimately reinsured to institutional investors and third-party reinsurers, is referred to as “Accelerant GWP.” We expect the premium placed with the Accelerant Risk Exchange Insurers will increase in coming years, and as a result, the contribution from Third-Party Direct Written Premium will continue to increase. This is expected to lead to less overall revenue growth in our Underwriting segment, but more direct commission income within our Exchange Services segment.
For Accelerant Underwriting, we have historically targeted reinsuring approximately 90% of our gross premium written to institutional investors and third-party reinsurers, while retaining approximately 10% of these gross premiums written. For the trailing twelve months ended March 31, 2026, Accelerant-Retained Exchange Premium represented 10% of Exchange Written Premium.

Our Business Model
We operate our business across three reportable segments – Exchange Services, which is the core of Accelerant, as well as MGA Operations and Underwriting. Exchange Services and MGA Operations are both fee-based businesses. Underwriting captures the net ceding commission income from reinsurers and Flywheel Re and net underwriting profit from retained business that we write or assume.
•Exchange Services: The Exchange Services segment includes the revenue and expenses associated with our Accelerant Risk Exchange. The Accelerant Risk Exchange is our operating platform that incorporates all of our technology, data ingestion, and agency operations that serve the needs of our Members and Risk Capital Partners. Risk Capital Partners writing premiums directly through the Accelerant Risk Exchange pay us a fixed-percentage, volume-based fee for sourcing, managing and monitoring the business they write, which is netted by the amount the Accelerant Risk Exchange pays in performance-based commissions to Members.
•MGA Operations: This segment reports all revenue and expenses from Mission Members and Owned Members in which we have majority ownership positions. Equity method accounting is used for Owned Members in which we have a non-controlling equity ownership interest. The largest component of the segment is our investment in the 35 Mission Members as of March 31, 2026. There are 18 Owned Members as of March 31, 2026, of which nine are majority-owned and controlled by us and therefore consolidated in our financial statements.
•Underwriting: Our Underwriting segment includes all revenue and expenses associated with our Accelerant Underwriting companies (each of which solely operates through the Accelerant Risk Exchange) and reinsurance companies. We view the Underwriting segment as a strategic capability and source of operational flexibility and alignment with current and prospective Risk Capital Partners. Accelerant Underwriting earns premiums and pays losses from business sourced and retained through the Accelerant Risk Exchange. Accelerant Underwriting pays commissions to the Accelerant Risk Exchange as consideration to access this business on market-consistent terms with the Accelerant Risk Exchange Insurers. This is offset by the ceding commission we receive from several third-party reinsurers including Flywheel Re, a reinsurance sidecar, for ceding premium and losses to them. The performance of our Underwriting segment will vary with the performance of the portfolio reinsured to Risk Capital Partners. We expect the portion of the Accelerant Risk Exchange premium underwritten by Accelerant Underwriting to decrease over time, relative to other segments, as the Accelerant Risk Exchange Insurers increase in number and grow their premium written through our Accelerant Risk Exchange.

A high-level view of our business model is included below (based on activity for the trailing twelve months ended March 31, 2026):
Notes:
(all amounts exclude general and administrative expenses)
(1) Calculated as Exchange Services direct commission income divided by Exchange Written Premium (rounded from 8.3%).
(2) Calculated as MGA Operations direct commission income and net investment income, divided by Exchange Written Premium attributable to Mission Members and Owned Members (rounded from 17.5%).
(3) Calculated as net earned premium and ceding commission income, reduced by losses and loss adjustment expenses and the amortization of DAC, plus net investment income expressed as a percentage of total Underwriting gross earned premium (rounded from 3.4%).
Key Factors that Could Affect Our Performance
Ability to Maintain and Grow Our Member Base
We believe there is a significant opportunity to attract new Members to the Accelerant Risk Exchange and grow our existing Members. This is impacted by our ability to continue to deliver a holistic and compelling value proposition. We believe that existing and prospective Members will continue to be drawn to the Accelerant Risk Exchange, and the growth of Members facilitated by our strong Member-centric service model, high value-add data and analytics capabilities, and ability to provide stable multi-year capacity.
Access to Third-Party Capital Providers to Support Members
Our future revenue growth also depends, in part, on our ability to expand our relationships with new and existing third-party capital providers to meet the growth of gross premiums sourced by our Members. We believe that the low-hazard, low-limit specialty business that we source from our Members will continue to attract these Risk Capital Partners. Since 2019, we have grown our Risk Capital Partners from two to 96 as of March 31, 2026. As of March 31, 2026, we had 18 Accelerant Risk Exchange Insurers.
Sourcing a Portfolio with Sustainable Loss Ratios
Our ability to maintain the support of Risk Capital Partners depends, in part, on maintaining an attractive ratio of gross premiums to gross losses and gross commissions that Risk Capital Partners pay to the Accelerant Risk Exchange. We believe the historic quality of the portfolio written by our Members is reflected by the gross loss ratios of 52.1% and 53.3% for the three months ended March 31, 2026 and 2025, respectively. We intend to leverage our data and analytics capability and our team of expert underwriters to continue to produce a portfolio with increasing diversification and attractive risk/return characteristics for our Risk Capital Partners.

Investing in Technology Platform Capabilities
We continue to invest in our Accelerant Risk Exchange to add capabilities and enhance the overall user experience of the Accelerant Risk Exchange participants and deepen our analytical and underwriting insights. Our ability to successfully attract high-quality specialty underwriters and risk capital depends on our ability to continue to develop value from our technology platform. We may choose to increase our level of investment in technology from past levels to enhance the platform capabilities and our competitive position. We believe that our ability to deliver platform capabilities that our Accelerant Risk Exchange participants perceive as unique will continue in the future.
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
Direct commissions paid by one Accelerant entity to another (referred to as “intercompany basis”) are required to be eliminated in consolidation pursuant to generally accepted accounting principles. These include fees paid by Accelerant Underwriting to the Accelerant Risk Exchange, commissions paid by the Accelerant Risk Exchange to Mission Members and/or to Owned Members, and fees paid by third party Accelerant Risk Exchange Insurers to the Accelerant Risk Exchange on premiums which are assumed by Accelerant Underwriting. These intercompany direct commissions are recognized under “Direct commission income” in our consolidated statements of operations under the segment to which they relate and are fully recognized by the segment when the services and related performance obligations are completed.
While these intercompany basis commissions are all eliminated on a consolidated basis, we nevertheless derive a significant economic benefit from these commissions. Unlike third parties, which bear the costs of the services performed by the Accelerant Risk Exchange in the form of cash payments, we do not bear the cost of such services once fully eliminated, resulting in less commission amortization expense over the insurance policy term. This has the practical effect of increasing consolidated earnings as the corresponding premiums are earned. Direct commission income paid by third parties in the Exchange Services or MGA Operations segments on premiums that are otherwise not assumed by Accelerant Underwriting are fully recognized in the current period under “Direct commission income” in the statement of operations, to the extent that the underlying services and performance obligations to which they relate have been performed. As more business is written by the Accelerant Risk Exchange Insurers, we expect a higher proportion of direct commission income to be recognized on a consolidated basis (instead of being subject to elimination on an intercompany business basis, as discussed above).

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

General and administrative expenses
General and administrative expenses primarily consist of salaries, employee benefits and other general operating expenses that are expensed as incurred, and share-based compensation expenses. Generally, we expect our distribution, underwriting, and claims operating expenses to be most closely tied to growth of our membership and our Accelerant Risk Exchange premium volume. However, these and other functions within the Accelerant Risk Exchange (including costs of supporting the development of the Accelerant Risk Exchange), and our other segments have large, fixed-cost components that we believe will increase operating leverage as gross premiums continue to grow. Share-based compensation expenses represent amortization of the grant date fair value of equity awards granted to employees and directors, including restricted stock units, stock options, and other awards that can settle in cash or the common shares, over the requisite service period using the straight-line method. Forfeitures are recognized as they occur. The portion of the awards that settle in our common shares are non-cash in nature. We expect share-based compensation expenses to fluctuate over time in connection with new equity grants, changes in our workforce, and the overall structure of our long-term incentive programs.
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
Profits interest distribution expenses
Profits interest distribution expenses consist of non-cash expenses related to the settlement of all outstanding profits interest awards through the distribution of 65,270,453 of our Class A common shares held by Accelerant Holdings LP to certain of our officers and employees that fully vested upon the July 2025 IPO. The ultimate settlement of the profit interest awards was equity neutral as the contribution of the shares to officers and employees was reflected as a capital contribution to us by Accelerant Holdings LP in an equal and offsetting amount to the associated non-cash expense.
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
As of March 31, 2026, we had net deferred tax assets of $78.3 million and also apply valuation allowances to certain of our deferred tax assets of unutilized net operating losses (“NOLs”) and other basis differences in jurisdictions that have generated cumulative losses.
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
As further discussed in “Segment Information — Consolidation and Elimination Adjustments” our consolidated results are subject to consolidation and elimination adjustments with respect to transactions among the businesses within our segments, notably between the Accelerant Risk Exchange and Accelerant-owned insurance companies. We view the Adjusted EBITDA generated by our segments as representative of the economics that each would generate if they were independent companies and if the intersegment transactions were with third parties.

	Three Months Ended March 31,
(in millions, unless indicated)	2026	2025
Number of members	296	232
Net revenue retention	116%	157%
Exchange written premium(2)	$1,138.7	$985.2
Accelerant direct written premium(2)	59%	81%
Third-party direct written premium(2)	41%	19%
Accelerant-retained exchange premium(2)	10%	8%
Exchange written premium growth rate(2)	16%	69%
Total revenues	$273.3	$178.0
Gross loss ratio	52.1%	53.3%
Income before income taxes	$2.0	$15.5
Net (loss) income	$(4.1)	$7.8
Non-GAAP financial measures(1)
Operating revenues(1)	$273.2	$174.0
Adjusted EBITDA(1)	$66.1	$38.8
Adjusted EBITDA margin(1)	24%	22%
Adjusted net income (1)	$37.7	$17.3
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
Number of Members
We define the number of Members as those under contract with our Accelerant Risk Exchange as of the period end date. We view the number of Members as an important metric to assess our financial performance because Member growth drives our revenue from fees, commissions, and net retained premiums; expands brand awareness and our market penetration; and generates additional data to continue to attract more risk capital and accelerate the compounding momentum of our platform.
As of March 31, 2026, we had 296 Members. Our Members wrote $1.14 billion of Exchange Written Premium for the three months ended March 31, 2026. This compares to Exchange Written Premium of $985.2 million for the three months ended March 31, 2025, representing a 16% increase. Of our 296 Members, 35 are Mission Members, 18 are Owned Members, and 243 are Independent Members. Of the $1.14 billion in Exchange Written Premium for the three months ended March 31, 2026, 59% was written by Accelerant Underwriting as Accelerant Direct Written Premium and 41% was written by our 18 Risk Exchange Insurers as Third-Party Direct Written Premium.
Number of MGA Operations Members
We define the number of MGA Operations members as the number of Mission Members and Owned Members under contract with the Accelerant Risk Exchange as of the period end date.
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
Exchange Written Premium
We define Exchange Written Premium as the total GWP written through the Accelerant Risk Exchange, including both gross premiums written on behalf of Accelerant Underwriting and written directly on behalf of Accelerant Risk Exchange Insurers.

Accelerant Direct Written Premium
We define Accelerant Direct Written Premium, expressed as a percentage of Exchange Written Premium, as the GWP written directly by Accelerant Underwriting, the majority of which we cede directly to Risk Capital Partners through our reinsurance arrangements.
Third-Party Direct Written Premium
We define Third-Party Direct Written Premium, expressed as a percentage of Exchange Written Premium, as the GWP written directly with our Accelerant Risk Exchange Insurers.
Accelerant-Retained Exchange Premium
We define Accelerant-Retained Exchange Premium, expressed as a percentage, as Accelerant GWP net of ceded written premium for the trailing twelve-month period, divided by total Exchange Written Premium for the trailing twelve-month period. This represents the percentage of total Exchange Written Premium that Accelerant-owned insurance companies retain relative to total written premiums. We expect this retained portion of Exchange Written Premium in the aggregate to decrease over time as Exchange Written Premium is increasingly written with existing and new Accelerant Risk Exchange Insurers.
Exchange Written Premium Growth Rate
We define Exchange Written Premium Growth Rate, expressed as a percentage, as the increase in Exchange Written Premium in the current period compared to Exchange Written Premium from the comparable period in the prior year period. It is calculated as the difference between the current period's Exchange Written Premium and the comparable prior period's Exchange Written Premium, divided by the Exchange Written Premium of the prior period. This metric provides insight into the growth trajectory of our premium volumes generated through our Accelerant Risk Exchange and serves as a key indicator of business expansion, Member acquisition, and existing Member growth.
Total Revenues
Total revenues consist of the following items: ceding commission income; direct commission income; net earned premiums; net investment income; net realized and unrealized gains (losses) on investments.
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
Reconciliation of Non-GAAP financial measures
In assessing the performance of our business, we present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. Some of the measurements we use are non-GAAP financial measures under SEC rules and regulations. U.S. GAAP is an acronym for generally accepted accounting principles in the United States. The non-GAAP financial measures we present may not be comparable to similarly-named measures reported by other companies.

We use the non-GAAP financial measures because we believe they enhance the understanding of the underlying profitability of operations and trends of our segments. We believe they also allow for more meaningful comparisons with our insurance competitors. Such measures exclude certain items that are related to our non-core business operations, unusual or nonrecurring items and therefore are not considered to be directly attributable to our underlying operating performance.
These non-GAAP financial measures, as described below, should not be considered substitutes for the reported results prepared in accordance with U.S. GAAP and should not be considered in isolation or as alternatives to U.S. GAAP net income or net (loss) as indicators of our financial performance. Although we use these non-GAAP financial measures to assess the performance of our business, such use is limited because it does not include certain material costs necessary to operate our business. These non-GAAP financial measures, as determined and presented by us, may not be comparable to related or similarly titled measures reported by other companies.

The following non-GAAP financial measures are used in this document or in other disclosures we make from time to time:

Adjusted EBITDA, Adjusted Net Income (Loss), and Adjusted Earnings Per Diluted Share
We define “Adjusted EBITDA” as U.S. GAAP net income (loss) less the impact of depreciation and amortization, interest expenses, income tax expenses and the following items:
•Net realized and unrealized gains (losses) on investments: Primarily represents changes in fair value of investment funds, realized gains and losses on dispositions of investments, and changes in fair value of certain other equity security investments accounted for under the measurement alternative where we adjust fair value based on observable price movements in such, or similar, investments.
•Other expenses: Represents costs related to our non-core business operations, primarily related to our global enterprise resource planning system and integrated financial reporting systems, and legal and advisory costs in connection with corporate development activities including mergers and acquisitions, capital raising activities and entity formations that support our growing business, and Mission profit sharing expenses.
•Non-recurring profits interest distribution expenses resulting from the IPO: Represents non-cash profits interest distribution expenses related to the settlement of all outstanding profits interest awards through the distribution of our 65,270,453 Class A common shares held by Accelerant Holdings LP to certain of our officers and employees that fully vested upon the IPO. These expenses were entirely offset by a corresponding capital contribution for that distribution of shares. These expenses only occurred at one point in time (July 2025) and will not recur.
•Share-based compensation expenses included within general and administrative expenses: Represents non-cash expense related to the fair value of share-based equity awards granted to employees and directors, including restricted stock units and stock options and other awards that can settle in cash, recognized over the requisite service period for the awards.
•Net foreign currency exchange gains (losses): Represents non-cash foreign currency gains or losses related to transactions in currencies other than an operation’s functional currency and are excluded both on the basis of volatility and that such amounts are largely offset by corresponding changes in other comprehensive income primarily based on our intercompany reinsurance.
We define Adjusted Net Income (Loss) as GAAP net income (loss) excluding the impact of the following items:
i.net realized and unrealized gains (losses) on investments;
ii.other expenses;
iii.non-recurring profits interest distribution expenses resulting from the IPO;
iv.share-based compensation expenses included within general and administrative expenses;
v.the tax effect of the above adjustments.

We define “Adjusted Earnings per Diluted Share” as adjusted net income for a period divided by the corresponding weighted average diluted shares on a U.S. GAAP basis (GAAP diluted shares are used for simplicity and that any difference from recalculating such diluted shares using adjusted income is expected to be immaterial).

Operating Revenues
We define “Operating Revenues” as U.S. GAAP revenues excluding the impact of net realized and unrealized gains (losses) on investments.
Adjusted EBITDA Margin
We define “Adjusted EBITDA Margin” as Adjusted EBITDA divided by Operating Revenues. Adjusted EBITDA Margin is an internal performance measure used in the management of our operations.
The reconciliation of the above non-GAAP measures to each of their most directly comparable GAAP financial measures is set forth in the reconciliation table accompanying this document.

The following table provides a reconciliation of net (loss) income to Adjusted net income (loss), Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Net (loss) income	$(4.1)	$7.8
Adjustments:
Net realized gains on investments	(0.1)	(2.3)
Net unrealized gains on investments	—	(1.7)
Share-based compensation expenses (1)	32.1	2.4
Other expenses (2)	17.7	11.8
Tax effect of adjustments to net (loss) income (3)	(7.9)	(0.7)
Adjusted net income (loss)	37.7	17.3
Adjustments:
Add back tax effect of adjustments to net (loss) income	7.9	0.7
Income tax expense	6.1	7.7
Interest expenses	2.5	2.6
Depreciation and amortization	10.0	7.4
Net foreign exchange losses	1.9	3.1
Adjusted EBITDA	$66.1	$38.8

Total revenues	273.3	178.0
Less: net realized and unrealized gains on investments	(0.1)	(4.0)
Operating revenues	273.2	174.0
Adjusted EBITDA margin	24%	22%
(1) Share-based compensation expenses are included in "General and administrative" expenses in our condensed consolidated Statement of Operations.
(2) Other expenses for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
(in millions)	2026	2025
System development non-operating costs	$7.3	$4.6
Professional costs related to corporate development and capital raise activities	4.0	3.6
Mission profit sharing expenses	3.7	1.6
Individually insignificant costs	2.7	2.0
Total other expenses	$17.7	$11.8
(3) The tax effect of other expenses adjustments to net income (loss) for each period presented were calculated using the applicable statutory tax rates for each of our legal entities where such revenues were earned and expenses incurred, including certain non-taxing jurisdictions. The statutory tax rates used in the calculations were adjusted in instances where our legal entities have applied full valuation allowances to their respective deferred tax assets of unutilized net operating losses. As such, the tax effect for the respective years varies based on the jurisdictional mix of where the revenues were earned and expenses incurred in each year.

Condensed Consolidated Results of Operations
The following tables reflect our consolidated results of operations for the three months ended March 31, 2026 and 2025 in the format that we use to analyze our financial performance. This information is derived from our interim condensed consolidated financial statements prepared in accordance with GAAP and included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of the Three Months Ended March 31, 2026 and 2025

Accelerant Holdings
Consolidated Statements of Operations Summary

	Three Months Ended March 31,
(in millions)	2026	2025
Revenues
Ceding commission income	$80.5	$70.7
Direct commission income	50.8	28.1
Net earned premiums	129.8	63.0
Net investment income	12.1	12.2
Net realized gains on investments	0.1	2.3
Net unrealized gains on investments	—	1.7
Total revenues	273.3	178.0
Expenses
Losses and loss adjustment expenses	81.8	45.2
Amortization of deferred acquisition costs	33.6	17.1
General and administrative expenses (1)	123.8	75.3
Interest expenses	2.5	2.6
Depreciation and amortization	10.0	7.4
Net foreign exchange losses	1.9	3.1
Other expenses	17.7	11.8
Total expenses	271.3	162.5
Income before income taxes	2.0	15.5
Income tax expense	(6.1)	(7.7)
Net (loss) income	(4.1)	7.8
Adjustment for net income attributable to non-controlling interests	(1.1)	(1.3)
Net (loss) income attributable to Accelerant common shareholders	$(5.2)	$6.5
(1) General and administrative expenses include share-based compensation expenses of $32.1 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively.

Comparison of the Three Months Ended March 31, 2026 and 2025
Ceding Commission Income
Ceding commission income of $80.5 million for the three months ended March 31, 2026 increased $9.8 million (or 13.9%) from the prior year comparable period of $70.7 million due to the continued growth in our gross earned premium base and the amount ceded to reinsurers. There were no net sliding scale commission adjustments during the three months ended March 31, 2026 and 2025.

The following table presents the amounts of ceding commissions deferred and amortized for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Balance as of January 1,	$232.5	$193.0
Deferral of excess ceding commission income over deferred acquisition costs	93.2	73.2
Amortization of deferred excess ceding commissions to income	(80.5)	(70.7)
Foreign currency translation	2.6	(0.9)
Balance as of March 31,	$247.8	$194.6
The amortization of the excess deferred ceding commissions is recorded as “Ceding commission income” in our consolidated statements of operations.
Direct Commission Income
Direct commission income of $50.8 million for the three months ended March 31, 2026 increased $22.7 million (or 80.8%) from the prior year comparable period of $28.1 million, primarily driven by commissions from third-party insurers and increased volume in our Exchange Services and MGA Operations segments on business written with unaffiliated entities.
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
Net Earned Premium
Accelerant direct and assumed GWP of $843.9 million for the three months ended March 31, 2026 decreased $30.1 million (or 3.4%) from the prior year of $874.0 million. The decrease was driven by the increase in premiums written with third-party Accelerant Risk Exchange Insurers instead of by Accelerant Underwriting, partially offset by new and existing Member growth. Since March 31, 2025, we have added 64 new Members, bringing the total number of Members to 296 as of March 31, 2026. This Member growth was driven by our continued expansion across all of our markets.
Net written premium of $150.7 million for the three months ended March 31, 2026 increased $78.3 million (or 108.1%) from $72.4 million in the prior year comparable period. The increase, despite the aforementioned decrease in GWP, is related to our increased net retention (17.9% for the three months ended March 31, 2026 compared to 8.3% for the prior year comparable period). The increased retention compared to the prior year comparable period, as well as our targeted retention levels of 10%, was primarily due to the effect of a commutation entered into with one of our Risk Capital Partners, growth in our UK business which has higher retention rates due to regulatory requirements, and the impact of certain reinsurance reinstatement premiums (which reduce earned premiums) in the first quarter of 2025.
Net earned premiums of $129.8 million for the three months ended March 31, 2026 increased $66.8 million (or 106.0%) from $63.0 million in the prior year comparable period as a result of the earn-through of increased net written premium occurring over the last year consistent with that described for the most recent three-month period above.
The table below shows the amount of premiums written on a gross and net basis, as well as net earned premiums for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Gross written premiums	$843.9	$874.0
Ceded written premiums	(693.2)	(801.6)
Net written premiums	$150.7	$72.4

Net earned premiums	$129.8	$63.0

Net Investment Income
Net investment income of $12.1 million for the three months ended March 31, 2026 decreased $0.1 million (or 0.8%) from $12.2 million in the prior year comparable period. The relatively flat performance was driven by a lower rate of return from the mix of cash and investments as offset by the increase in total average cash and investments for the three months ended March 31, 2026 of $2.52 billion compared to $1.99 billion for the three months ended March 31, 2025.
Refer to Note 4 to our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Net Realized Gains on Investments
Net realized gains on investments of $0.1 million for the three months ended March 31, 2026 compared to $2.3 million in the prior year comparable period. The 2025 net realized gains on investments included a $2.0 million revaluation gain on an equity method investee as part of a step acquisition.
Refer to Note 4 to our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Net Unrealized Gains on Investments
There were no net unrealized gains on investments for the three months ended March 31, 2026 compared to net unrealized gains on investments of $1.7 million in the prior year comparable period related to a gain on a TPA investment.
Refer to Note 4 to our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Loss and Loss Adjustment Expenses
Net losses and LAE of $81.8 million for the three months ended March 31, 2026 increased $36.6 million (or 81.0%) compared to $45.2 million in the prior year comparable period. This increase was driven primarily by growth in our net earned premium base.
Gross incurred losses and LAE of $407.3 million for the three months ended March 31, 2026 increased by $24.5 million (or 6.4%) compared to the prior year comparable period of $382.8 million, while ceded losses and LAE of $325.5 million for the three months ended March 31, 2026 decreased $12.1 million (or (3.6)%) compared to the prior year comparable period of $337.6 million under our external reinsurance program.
Our net loss ratios of 63.0% and 71.7% differ from the gross loss ratios of 52.1% and 53.3% for the three months ended March 31, 2026 and 2025, respectively, primarily due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which, in most cases, inures to the benefit of our Risk Capital Partners, supports our management of downside risk to large losses within our financial statements.
See “Segment Information—Comparison of the three months ended March 31, 2026 and 2025—Underwriting” below for further information regarding our loss and loss adjustment expenses.
The table below reflects our net loss ratio for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Gross incurred loss and LAE	$407.3	$382.8
Ceded incurred loss and LAE	(325.5)	(337.6)
Net incurred loss and LAE	$81.8	$45.2
Net loss ratio	63.0%	71.7%
Amortization of Deferred Acquisition Costs
Amortization of DAC of $33.6 million for the three months ended March 31, 2026 increased by $16.5 million (or 96.5%) compared to $17.1 million in the prior year comparable period due to growth in our business and increase in our retention rate of net earned premiums.

The following table presents the amounts of acquisition costs deferred and amortized for insurance business retained by us for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Balance as of January 1,	$76.9	$60.7
Direct commissions and other acquisition costs on retained business	42.1	12.7
Amortization of deferred acquisition costs	(33.6)	(17.1)
Foreign currency translation losses	(0.4)	—
Balance as of March 31,	$85.0	$56.3
General and Administrative Expenses
General and administrative expenses of $123.8 million for the three months ended March 31, 2026 increased $48.5 million (or 64.4%) compared to $75.3 million in the prior year comparable period, although as noted below, when excluding the share-based compensation expenses, the increase was 25.8% which was lower than the 53.5% increase in total revenues.
The increase in general and administrative expenses was primarily attributable to increases in employee compensation and benefits, driven by growth in headcount to support our growth across all markets, share-based compensation expenses, consisting of equity grants awarded prior to, in conjunction with, and subsequent to the IPO, and consulting and professional fees.
The following table presents the components of general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Employee compensation and benefits	$67.9	$48.7
Consulting and professional fees	17.1	13.2
Share-based compensation expenses	32.1	2.4
Other administrative expenses, net	6.7	11.0
Total general and administrative expenses	$123.8	$75.3
Interest Expenses
Interest expenses of $2.5 million for the three months ended March 31, 2026 decreased $0.1 million (or 3.8%) compared to $2.6 million in the prior year comparable period. The decline was driven primarily by lower interest rates year-over-year.
Depreciation & Amortization
Depreciation and amortization expenses of $10.0 million for the three months ended March 31, 2026 increased $2.6 million (or 35.1%) compared to $7.4 million in the prior year comparable period driven primarily by increased amortization of a larger balance of capitalized information technology development costs.
Net Foreign Exchange (Gains) Losses
For the three months ended March 31, 2026 and 2025, we recognized net foreign exchange losses of $1.9 million and $3.1 million, respectively. Transactions in currencies other than the functional currency of our various international-based subsidiary companies are remeasured into their functional currency, and the resulting foreign exchange gains or losses are reflected in net foreign currency exchange gains (losses). Such gains and losses are generally offset by the translation of our subsidiary companies who have the corresponding reinsurance-related balances within their own functional currencies, whereby such effects are translated to other comprehensive income, yielding a much lower net impact on total comprehensive income and equity.

For the three months ended March 31, 2026 and 2025, foreign exchange losses of $2.8 million and gains of $2.5 million were recognized in other comprehensive income related to foreign currency translation adjustments, respectively. Also included were $1.1 million of losses and $2.5 million of gains for the three months ended March 31, 2026 and 2025, respectively, related to foreign exchange impacts related to unrealized gains (losses) on fixed maturity securities.
See "Foreign Exchange Currency Risk" below for further information regarding how we mitigate risks resulting from foreign exchange currency fluctuations.
Other Expenses
Other expenses of $17.7 million for the three months ended March 31, 2026 increased $5.9 million (or 50.0%) compared to $11.8 million in the prior year comparable period. The increase was driven primarily by a $2.7 million increase in system development non-operating expenses driven by costs associated with supporting the development and implementation of our integrated reinsurance and accounting system and a $2.1 million increase in Mission profit sharing expenses. Mission's profit sharing and award programs are a central part of our strategy to create long-term alignment with both Member series heads and key members of Mission's management team through performance-based incentives. Mission's business continues to perform well beyond our expectations and we view the issuance of such awards to represent significant long-term value for Accelerant.
We also experienced increases in professional costs related to corporate development activities of $0.4 million and in other individually insignificant expenses of $0.7 million.

	Three Months Ended March 31,
(in millions)	2026	2025
System development non-operating costs	$7.3	$4.6
Professional costs related to corporate development and capital raise activities	4.0	3.6
Mission profit sharing expenses	3.7	1.6
Individually insignificant costs	2.7	2.0
Total other expenses	$17.7	$11.8
Income Tax Expense
Income tax expense was $6.1 million for the three months ended March 31, 2026 compared to $7.7 million in the prior year comparable period. Our consolidated effective tax rates (“ETRs”) were 305.0% and 49.7%, respectively for the three months ended March 31, 2026 and 2025.
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
The composition of our ETRs among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total ETR, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
Income (loss) before income taxes	$19.2	$(17.2)	$2.0	$49.5	$(34.0)	$15.5
Income tax expense	6.1	—	6.1	7.7	—	7.7
Effective tax rate	31.8%	—	305.0%	15.6%	—	49.7%
The ETRs in tax-paying entities for the periods ended March 31, 2026 and 2025 were 31.8% and 15.6%, respectively. The increase reflects the inclusion of certain post-IPO executive compensation related non-deductible expenses for the three months ended March 31, 2026 along with certain discrete items triggered by the establishment of a new foreign subsidiary during the three months ended March 31, 2026.
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
Segment Information
We have three reportable segments, which align to the nature of the services we offer:
•Exchange Services – Our Exchange Services segment includes the fees paid by the Accelerant Risk Exchange Insurers and Accelerant Underwriting for sourcing, managing and monitoring the portfolio of business written by Members reduced by the expenses associated with providing these services.
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
We consider the segment presentations of our Exchange Services, MGA Operations and Underwriting segments prior to elimination to be the best way to evaluate our business and how these business components would be presented if they were standalone operations. Such presentation is also representative of the results that would be generated from third parties as we build additional third-party insurance relationships through our Accelerant Risk Exchange.

The following includes the financial results of our three reportable segments for the three months ended March 31, 2026 and 2025. Corporate functions and certain other businesses and operations are included in Corporate and Other.

	Three Months Ended March 31, 2026
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$10.0	$10.0	$—	$70.5	$80.5
Direct commission income
Affiliated entities	72.7	28.8	—	101.5	—	(101.5)	—
Unaffiliated entities	26.4	24.4	—	50.8	—	—	50.8
Net earned premiums	—	—	129.8	129.8	—	—	129.8
Net investment income	0.9	0.9	9.2	11.0	1.1	—	12.1
Operating revenues	100.0	54.1	149.0	303.1	1.1	(31.0)	273.2
Losses and loss adjustment expenses	—	—	81.8	81.8	—	—	81.8
Amortization of deferred acquisition costs	—	—	49.0	49.0	—	(15.4)	33.6
General and administrative expenses (3) (4) (5)	32.7	37.3	11.7	81.7	19.3	(9.3)	91.7
Adjusted EBITDA	$67.3	$16.8	$6.5	$90.6	$(18.2)	$(6.3)	$66.1
Net realized gains on investments							0.1
Share-based compensation expenses (5)							(32.1)
Interest expenses							(2.5)
Depreciation and amortization							(10.0)
Net foreign exchange losses							(1.9)
Other expenses (6)							(17.7)
Income before income taxes							$2.0
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8 to our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$24.2	$26.1	$5.1	$55.4
Consulting and professional fees	4.9	3.5	4.3	12.7
Other administrative expenses	3.6	7.7	2.3	13.6
Total general and administrative expenses	$32.7	$37.3	$11.7	$81.7
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations (and excluded from the segment presentation above).
(6) Other expenses for the three months ended March 31, 2026 consist of $7.3 million of system development non-operating expenses, $4.0 million of professional costs related to corporate development, $3.7 million of Mission profits sharing expense and $2.7 million of individually insignificant costs.

	Three Months Ended March 31, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$19.2	$19.2	$—	$51.5	$70.7
Direct commission income
Affiliated entities	59.0	31.5	—	90.5	—	(90.5)	—
Unaffiliated entities	11.2	16.9	—	28.1	—	—	28.1
Net earned premiums	—	—	63.0	63.0	—	—	63.0
Net investment income	0.6	0.9	10.0	11.5	0.7	—	12.2
Operating revenues	70.8	49.3	92.2	212.3	0.7	(39.0)	174.0
Losses and loss adjustment expenses	—	—	45.2	45.2	—	—	45.2
Amortization of deferred acquisition costs	—	—	24.8	24.8	—	(7.7)	17.1
General and administrative expenses (3) (4) (5)	23.8	31.2	11.5	66.5	14.5	(8.1)	72.9
Adjusted EBITDA	$47.0	$18.1	$10.7	$75.8	$(13.8)	$(23.2)	$38.8
Net realized gains on investments							2.3
Net unrealized gains on investments							1.7
Share-based compensation expenses (5)							(2.4)
Interest expenses							(2.6)
Depreciation and amortization							(7.4)
Net foreign exchange losses							(3.1)
Other expenses (6)							(11.8)
Income before income taxes							$15.5
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8 to our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
(3) General and administrative expenses is comprised of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$15.9	$21.3	$6.2	$43.4
Consulting and professional fees	3.6	3.3	2.6	9.5
Other administrative expenses	4.3	6.6	2.7	13.6
Total general and administrative expenses	$23.8	$31.2	$11.5	$66.5
(4) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(5) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations (and excluded from the segment presentation above).
(6) Other expenses for the three months ended March 31, 2025 consists of $4.6 million of system development non-operating costs, $3.6 million of professional costs related to corporate development, $1.6 million of Mission profits sharing expense, and $2.0 million of individually insignificant costs.

Comparison of the Three Months Ended March 31, 2026 and 2025
Exchange Services
As noted above, our segment results are presented prior to elimination and, as such, a portion of Exchange Services direct commission income revenue was generated from transactions with Accelerant Underwriting, which is eliminated upon consolidation. Additionally, a portion of Exchange Services revenue is generated by activity with MGA Operations that is also eliminated upon consolidation, as further described below. The percentage of direct commission income from unaffiliated third parties continues to grow and was 27% of total direct commission income for the three months ended March 31, 2026, an increase from 16% for the three months ended March 31, 2025.
Exchange Services revenue grew by $29.2 million (or 41%) to $100.0 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This growth is driven primarily by increases in direct commission income, supported by an increase in Members from 232 at March 31, 2025 to 296 at March 31, 2026 and Net Revenue Retention of 116% among continuing Members. As a result, Exchange Written Premium increased to $1.14 billion for the three months ended March 31, 2026 (from $985.2 million for the three months ended March 31, 2025).
Third-Party Direct Written Premium from our 18 Risk Exchange Insurers comprised 41% of total direct written premium for the three months ended March 31, 2026, an increase from 19% for the three months ended March 31, 2025. The year-over-year acceleration in Third-Party Direct Written Premium was driven primarily by the increased volume from the Accelerant Risk Exchange Insurers onboarded during 2025. Commission income is recognized in accordance with written premium when the performance obligations underlying the services have been satisfied. The increase in direct commission income from affiliated entities accounted for $13.7 million of the year-over-year growth in segment operating revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Hadron, one of our Accelerant Risk Exchange Insurers which is primarily owned by Altamont Capital Partners, accounted for $122.9 million and $187.7 million of Exchange Written Premium during the three months ended March 31, 2026 and 2025, respectively. As other third-party insurers increase their participation on the Accelerant Risk Exchange, Hadron's share of Third-Party Direct Written Premium has declined throughout 2025 from 67% at March 31, 2025, to 58% at June 30, 2025, 54% at September 30, 2025, 47% at December 31, 2025, and 41% at March 31, 2026.
General and administrative expenses for the segment increased to $32.7 million for the three months ended March 31, 2026, over the prior year comparable period of $23.8 million, representing a 37% increase. These increases were largely driven by the expansion and scaling to support the growth of the Accelerant Risk Exchange, whereby revenues grew 41% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
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
Adjusted EBITDA of $67.3 million for three months ended March 31, 2026 increased $20.3 million, or 43%, compared to the three months ended March 31, 2025. This growth was driven by increased Exchange Written Premium volumes which grew by $153.5 million, or 16%, for the three months ended March 31, 2026, driven by stable underlying margins and the aforementioned ramping of the Accelerant Risk Exchange Insurers onboarded during 2025, partially offset by higher year-over-year Member profit commission accruals, along with the increase in expenses noted above.
The year-over-year growth rate of 16% for the three months ended March 31, 2026 was suppressed relative to prior periods as it reflects our placement of certain Members into runoff. Specifically, at the end of the second quarter of 2025, we put a Member with below-average unit economics that had historically written $50 million to $55 million of premium per quarter on the Accelerant Risk Exchange into runoff. Excluding that Member, Exchange Written Premium grew by $204.1 million (or 22%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
The Adjusted EBITDA margin was 67% for the three months ended March 31, 2026, an increase from 66% in the prior period. This increase was driven primarily by increased direct commission income, partially offset by operating expenses.
MGA Operations
As noted above, our segment results are presented prior to elimination and, as such, a portion of MGA Operations direct commission income revenue was generated from transactions between Accelerant-affiliated entities, which are eliminated upon consolidation. MGA Operations direct commission income from third parties has been increasing and accounted for 46% of the segment's direct commission income for the three months ended March 31, 2026 compared to 35% for the three months ended March 31, 2025.

MGA Operations revenue grew by $4.8 million to $54.1 million for the three months ended March 31, 2026, primarily by growth in direct commission income (an increase of $4.8 million from the three months ended March 31, 2025). As of March 31, 2026, we had 53 total Members in MGA Operations consisting of 18 Owned Members and 35 Mission Members. Direct commission income is recognized in accordance with written premium when the performance obligations underlying the services have been satisfied.
MGA Operations Adjusted EBITDA of $16.8 million for the three months ended March 31, 2026 decreased $1.3 million compared to the three months ended March 31, 2025, driven primarily by an increase of $6.1 million in general and administrative expense to support the growth of the segment, partially offset by the aforementioned increased in direct commission income of $4.8 million.
For the three months ended March 31, 2026, general and administrative expenses increased by $6.1 million to $37.3 million compared to the prior year, which was driven by the continued investment in Mission Underwriters. Specifically, Mission contributed $3.9 million of the year-over-year increase from the three months ended March 31, 2025, while Owned MGAs contributed $2.3 million of the increase, primarily due to investments in newly acquired owned MGAs.
Adjusted EBITDA margin for the segment decreased to 31% for the three months ended March 31, 2026, down from 37% for the three months ended March 31, 2025, driven by higher general and administrative expenses as the segment continues to scale its operations, partially offset by increased direct commission income.
Underwriting
The Underwriting segment generated revenues of $149.0 million for the three months ended March 31, 2026, representing growth of 62%, compared to revenues of $92.2 million for the three months ended March 31, 2025.
For the three months ended March 31, 2026, net earned premium increased by $66.8 million to $129.8 million due to our gross earned premium growth over the preceding year, partially offset by a decrease of $9.2 million in ceding commission income compared to the three months ended March 31, 2025.
The gross loss ratio on the gross premiums earned was 52.1% for the three months ended March 31, 2026 compared to 53.3% for the three months ended March 31, 2025. The corresponding net loss ratios (after impacts of our reinsurance programs) were 63.0% for the three months ended March 31, 2026, compared to 71.7% for the three months ended March 31, 2025. Our net loss ratio differs from the gross loss ratio due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which, in most cases, inures to the benefit of our Risk Capital Partners, supports our management of downside risk to large losses within our financial statements. While the cost of the excess of loss reinsurance that we incur is reflected in our earned premiums, any reimbursements for such excess of loss reinsurance in the form of the ceding commissions we receive from Risk Capital Partners are not reflected in either our gross or net loss ratio.
The components of our Underwriting segment gross and net loss ratios are set forth in the tables below for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$782.1	$(623.0)	$(29.3)	$129.8
Losses and loss adjustment expenses	407.3	(327.7)	2.2	81.8
Loss ratio	52.1%	52.6%	(7.5)%	63.0%

	Three Months Ended March 31, 2025
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$718.8	$(620.4)	$(35.4)	$63.0
Losses and loss adjustment expenses	382.8	(327.2)	(10.4)	45.2
Loss ratio	53.3%	52.7%	29.4%	71.7%

Adjusted EBITDA for the Underwriting segment was $6.5 million for the three months ended March 31, 2026, representing a decrease of $4.2 million compared to Adjusted EBITDA of $10.7 million for the three months ended March 31, 2025. This decrease was driven by lower excess ceding commission income associated with the increase in retention over the prior year comparable period.
Corporate and Other
Corporate and Other includes the general and administrative expenses and investment results of our holding companies.
Adjusted EBITDA loss from Corporate and Other was $18.2 million for the three months ended March 31, 2026, representing an increase of $4.4 million as compared to the three months ended March 31, 2025. This increase was driven primarily by increased costs to support the growth.
Consolidation and Elimination Adjustments
As noted above, our business includes transactions that occur among our various segments. Our Accelerant-owned insurance companies within our Underwriting segment accounted for the majority of our Exchange Written Premium during the three months ended March 31, 2026 and 2025 as we built out our business model and proved the value proposition for the connection of our Members and the Accelerant Risk Exchange. We expect the amount of premium written with the Accelerant Risk Exchange Insurers to grow significantly over time. Similarly, Mission Members and Owned Members transact with our Accelerant Risk Exchange in the sourcing of business. Our equity ownership interests in Mission Members and Owned Members allow us to participate in those commissions earned that otherwise would be paid to third parties or our Independent Members. The transactions among these entities must be eliminated in consolidation as they represent transactions among entities under common control. However, there are considerable benefits to these intercompany transactions, as we retain associated economics rather than incurring costs otherwise paid to third parties, thereby lowering our expense base.
The impacts to our financial statements can be observed in the consolidation and elimination adjustments column within our presentation of segments above. The following represents an explanation of the various components of activity for the three months ended March 31, 2026 and 2025.
Impacts to direct commission income for Exchange Services and MGA Operations
Revenue generated from transactions between Accelerant-affiliated entities (including from Underwriting to Exchange Services and Exchange Services to MGA Operations) was $101.5 million for the three months ended March 31, 2026, compared to $90.5 million for the three months ended March 31, 2025. These amounts were eliminated, reflected by a corresponding offsetting entry in the consolidation and elimination adjustments column above. We present the segment results on a standalone basis, as if they were transactions with third parties, to assess their individual performance as well as to derive insight on the results we expect in the future as more business is sourced from the Accelerant Risk Exchange Insurers.
Impacts to ceding commission income and amortization of deferred acquisition costs
The operating results of our Underwriting segment presented above include the full commissions paid to Exchange Services in the form of deferred acquisition costs. These costs are required to be capitalized and then amortized over the related policy term. Ceding commissions received from third-party reinsurers are first offset against the deferred acquisition costs for the business ceded, with any resulting excess ceding commissions amortized over the corresponding policy term as ceding commission income. These two factors result in the Underwriting segment incurring higher amortization of DAC expense and lower ceding commission income due to the presentation of the segment’s operating results on a standalone basis. Commissions paid to affiliates are eliminated, resulting in lower consolidated deferred acquisition costs. These eliminations increased the amount of ceding commission income (adjustments to increase ceding commission income by $70.5 million for the three months ended March 31, 2026, compared to $51.5 million for the three months ended March 31, 2025, while the amortization of deferred acquisition costs were decreased by $15.4 million for the three months ended March 31, 2026, compared to $7.7 million for the three months ended March 31, 2025.
Impacts to general and administrative expenses
There are costs eliminated in consolidation which consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments. These eliminations were $9.3 million for the three months ended March 31, 2026, compared to $8.1 million for the three months ended March 31, 2025.

Liquidity and Capital Resources
General
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Accelerant Holdings’ insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Refer to the section titled “Regulation” in our 2025 Annual Report on Form 10-K for more information. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Accelerant Holdings supports its liquidity needs with available liquid cash resources and short duration, high quality fixed income portfolios.
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
As of March 31, 2026, we had $2.52 billion in investments, cash, cash equivalents and restricted cash, compared to $2.61 billion as of December 31, 2025. As of March 31, 2026 we had $448.2 million within current accounts and money-market accounts of non-regulated entities, primarily our agencies servicing the Accelerant Risk Exchange and holding companies, included within the total cash and investments, compared to $523.8 million as of December 31, 2025.
Financial Condition
Equity
As of March 31, 2026 and December 31, 2025 total equity was $719.9 million and $726.4 million, respectively. The change as of March 31, 2026 compared to December 31, 2025 was due to total comprehensive loss of $15.2 million, repurchased and withheld shares of $13.8 million, dividends and other transactions with non-controlling interests of $6.3 million, partially offset by the increase to additional paid-in capital from non-cash share-based compensation of $28.8 million.
Cash, Cash Equivalents and Restricted Cash
As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents balances of $1.54 billion and $1.80 billion, respectively. We have historically held a significant portion of our invested assets in cash equivalents (money market funds) to maintain adequate liquidity to fund ongoing large reinsurance disbursements, as money market yields have approximated those available on fixed maturity investments.
As of March 31, 2026, we had restricted cash and cash equivalents balances of $84.4 million. Cash and cash equivalents are comprised of amounts in interest-bearing deposit accounts with financial institutions insured by the FDIC up to $250 thousand per account. Restricted cash and cash equivalents are comprised of cash and money market funds that have been contributed toward trusts. Generally, our cash and cash equivalents in interest-bearing deposit accounts may exceed FDIC insurance limits exposing us to credit risk in the event of default by the financial institutions. We believe the risk of loss from such an event of default is minimal, however, we periodically review the financial stability of these institutions.

Investment Portfolio
Our invested assets consist of fixed maturity securities, short-term investments, equity method investments, equity securities, and other investments. As of March 31, 2026, our investments were comprised of $687.4 million of fixed maturity securities, $202.8 million of short-term investments, $84.2 million of other investments, and $11.8 million of equity method investments.
Our investment portfolio has consistently maintained high credit quality and short duration investments that are positioned for capital preservation. We primarily invest in liquid, short- and medium-term securities, and investment-grade fixed income, bond fund investment vehicles with low duration and volatility with the primary objectives of matching assets with liabilities and covering near-term obligations. We limit our exposure to alternative investments. As of March 31, 2026, our cash and fixed income and short-term investments portfolio represented 96% of our total portfolio. 91% of our fixed income and short-term investments carried an S&P fixed income rating of A or higher, the balance of which was rated BBB or higher, and maintained a duration of 2.3 years.
The following table summarizes the components of our total investments and cash, cash equivalents and restricted cash as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(in millions)	Fair value	% of total	Fair value	% of total
Fixed maturity securities	687.4	27%	670.4	26%
Short-term investments	202.8	8%	41.6	2%
Equity method investments	11.8	—%	10.4	—%
Other investments	84.2	3%	84.0	3%
Cash, cash equivalents and restricted cash	1,536.5	62%	1,799.3	69%
Total investments and cash, cash equivalents and restricted cash	$2,522.7	100%	$2,605.7	100%
Fixed maturity securities and Short-term investments
At March 31, 2026 and December 31, 2025, the fair values of fixed maturity and short-term investments were as follows:

	March 31, 2026		December 31, 2025
(in millions)	Fair value	% of total	Fair value	% of total
Corporate	$262.6	29%	$246.9	35%
US government and agency	282.6	32%	124.5	17%
Non-US government and agency	257.0	29%	248.1	35%
Residential mortgage-backed	52.6	6%	55.6	8%
Commercial mortgage-backed	14.9	2%	15.0	2%
Other asset-backed securities	20.5	2%	21.9	3%
Total fixed maturity and short-term investments	$890.2	100%	$712.0	100%

The following table summarizes the credit quality of fixed maturity and short-term investments as of March 31, 2026 and December 31, 2025:

(in millions)	March 31, 2026		December 31, 2025
Rating	Fair value	% of total	Fair value	% of total
AAA	$200.8	23%	$184.6	26%
AA	320.8	36%	313.9	44%
A	285.9	32%	134.1	19%
BBB	82.7	9%	79.4	11%
Total fixed maturity and short-term investments	$890.2	100%	$712.0	100%
The amortized cost and fair values of fixed maturity and short-term investments by contractual maturity were as follows:

	March 31, 2026			December 31, 2025
(in millions)	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Due in one year or less	$250.5	$250.4	28%	$99.7	$100.0	14%
Due after one year through five years	493.1	489.3	55%	452.3	456.2	64%
Due after five years through ten years	62.9	61.7	7%	62.5	62.8	9%
Due after ten years	0.8	0.8	—%	0.5	0.5	—%
Residential mortgage-backed	52.7	52.6	6%	55.5	55.6	8%
Commercial mortgage-backed	14.7	14.9	2%	14.8	15.0	2%
Other asset-backed securities	20.4	20.5	2%	21.8	21.9	3%
Total	$895.1	$890.2	100%	$707.1	$712.0	100%
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
Our cash flows for the three months ended March 31, 2026 and 2025 were:

	Three Months Ended March 31,
(in millions)	2026	2025
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$(21.4)	$91.8
Investing activities	(211.6)	(89.7)
Financing activities	(19.2)	(2.3)
Effect of foreign currency rate change on cash, cash equivalents and restricted cash	(10.6)	17.9
Net change in cash, cash equivalents, and restricted cash	$(262.8)	$17.7

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
Net cash used in operating activities for the three months ended March 31, 2026 was $21.4 million compared to net cash provided by operating activities of $91.8 million for the three months ended March 31, 2025. Our operating cashflows for the first quarter of 2026 were principally reduced by underwriting related cash flow timing with which we paid outstanding balances with our reinsurance and other counterparties that were recorded as liabilities as of December 31, 2025. The timing of such payments had been delayed in connection with certain reinsurance set-up activities as of December 31, 2025.
Investing Activities
Our portfolio is weighted towards conservative, high-quality securities as well as cash and cash equivalent investments, such as money market funds. We also hold investments in alternative securities that typically report on a consistent lag basis whereby their valuation may change in response to future financial performance of the investees.
For the three months ended March 31, 2026, net cash used in investing activities was $211.6 million, which is primarily related to net changes in our short-term investments and purchases of fixed maturity securities.
For the three months ended March 31, 2025, net cash used in investing activities was $89.7 million, which is primarily related to purchases of fixed maturity securities, partially offset by sales and maturities of fixed maturity investments.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was $19.2 million and primarily related to the $12.2 million cash component of the acquisition of common shares, $4.9 million related to the acquisition of non-controlling interests in subsidiaries, $1.3 million related to dividends paid to non-controlling interests, and $0.8 million related to the repayment of debt obligations.
Net cash used in financing activities for the three months ended March 31, 2025 of $2.3 million was due to dividends paid to non-controlling interests.
Supplemental Non-Cash Activity Information
Refer to the notes to the cash flow statement presented in our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to significant non-cash investing and financing activities for the three months ended March 31, 2026 and 2025.
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
Of the total reinsurance recoverables on paid and unpaid losses and LAE outstanding as of March 31, 2026, 54% were with reinsurers having an A.M. Best rating of "A-" (excellent) or better, and we require reinsurance recoverables with reinsurers that have an A.M. Best rating below "A-" or are not rated by A.M. Best to be subject to collateral arrangements through a combination of letters of credit, funds withheld arrangements or trust agreements. We consider such collateral arrangements, credit ratings assigned to reinsurers by A.M. Best and other historical default rate information in estimating the credit valuation allowance for reinsurance recoverables. The credit valuation allowance was $0.6 million as of both March 31, 2026 and December 31, 2025.
We cede a significant portion of our insurance business to our unconsolidated collateralized reinsurance sidecar vehicle, Flywheel Re. Flywheel Re is a Cayman Islands special purpose reinsurance company that provides committed multi-year collateralized quota share capacity, capitalized by long-term institutional investors.
Contractual Obligations and Commitments

	As of March 31, 2026
Payment Due by Period ($ millions)	Total	Less than one year	1-3 years	3-5 years	After 5 years
Senior unsecured debt due 2029 (1)	151.2	$12.4	$27.7	$111.1	$—
Long-term unfunded investment commitments (2)	7.0	7.0	—	—	—
Estimated claims and claim-related commitments (3)	2,129.2	456.5	893.4	402.8	376.5
Total	$2,287.4	$475.9	$921.1	$513.9	$376.5
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
Regulated deposits and restricted assets
Certain companies in the Group are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. Securities on deposit for regulatory and other purposes were $5.7 million and $5.2 million as of March 31, 2026 and December 31, 2025, respectively, which are included in "Fixed maturity securities available for sale, at fair value" in the condensed consolidated balance sheets.
In addition, we have pledged cash and cash equivalents of $82.3 million, short-term investments of $1.0 million and fixed maturity securities of $25.6 million as of March 31, 2026 in favor of certain ceding companies to collateralize obligations. As of December 31, 2025, we had pledged cash and cash equivalents of $83.1 million, short-term investments of $0.9 million and fixed maturity securities of $25.8 million in favor of certain ceding companies to collateralize obligations.
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
Debt
We have a credit agreement that consists of senior unsecured syndicated US dollar denominated loan facility with a September 2029 maturity date, as well as a $50 million revolving credit facility (all of which was unutilized and available as of March 31, 2026). Each borrowing under the revolving credit facility may have a maturity of one, three or six months, at our election, but may not extend beyond the credit agreement’s maturity date. Such borrowings may be repaid early.
The senior unsecured debt represents an unsecured obligation and includes a delayed draw term loan ("DDTL") feature that allows us to withdraw predefined amounts. We may withdraw up to an additional $75 million upon request, subject to the agreement of the lenders.
Partial quarterly repayments of the aggregate principal amount are required until the maturity date as reflected in the table above. Interest payments on the senior notes are due at the end of each period, being a certain month or quarter during which the applicable interest rate has been reset. The interest rate is subject to a sliding scale based on our consolidated senior debt to capitalization ratio and varies between a 3.4% and 4.0% spread in addition to the Secured Overnight Financing Rate ("SOFR"). Interest is calculated based on a 360-day year of twelve 30-day months. Interest expense for the three months ended March 31, 2026 and 2025 was $2.5 million and $2.6 million, respectively.
Subject to conditions of optional prepayment, we may voluntarily prepay the senior unsecured debt at any time and from time to time, prior to the maturity date without penalty. Any prepayment, in whole or in part, shall include any accrued and unpaid interest thereon to, but excluding, the prepayment date. Any amounts we prepay may not be reborrowed.
The senior notes contain certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on minimum consolidated net worth, maximum leverage levels and a minimum interest coverage ratio. As of March 31, 2026, we were in compliance with all such covenants.
Capital maintenance agreements
We have capital maintenance agreements with our insurance subsidiaries that obligate us to make capital contributions to our rated insurance and reinsurance subsidiaries to maintain surplus above our minimum regulatory and rating agency capital targets. These requirements are set by our Board of Directors. During the three months ended March 31, 2026, we made capital contributions of $48.0 million to Accelerant Re. I.I. (Puerto Rico), and $10.7 million to Accelerant Insurance UK Limited.
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
The accounting policies listed below involve significant estimates, and therefore are critical in understanding our financial performance and operational results. For additional information, refer to Note 2 to our audited consolidated financial statements included in our 2025 Annual Report.
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
The two categories of our loss reserves include case reserves and IBNR reserves. Our gross reserves for losses and LAE at March 31, 2026 and December 31, 2025 were $2.13 billion and $2.01 billion, 63% and 62% of which relates to IBNR, respectively. Our reserves for losses and loss adjustment expenses, net of reinsurance, at March 31, 2026 and December 31, 2025 were $270.7 million and $323.1 million, 54% and 54% of which relates to IBNR, respectively.
The following table summarizes our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
(in millions)	Gross	% of Total	Net	% of Total	Gross	% of Total	Net	% of Total
Case reserves	$797.5	37%	$123.8	46%	$760.8	38%	$149.9	46%
IBNR	1,331.7	63%	146.9	54%	1,244.6	62%	173.2	54%
Total	$2,129.2	100%	$270.7	100%	$2,005.4	100%	$323.1	100%
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
In case of catastrophes or other large losses, the additional IBNR in relation to those claims is estimated by the joint work of the claims, portfolio management, and actuarial teams, and those estimates are used in the final estimates provided to the finance team for recognition within our financial statements. Our internal threshold for catastrophe losses is $10 million of gross losses. We have had ten such events since inception: European flooding (July 2021), Storm Arwen (2021), Storm Eunice (February 2022), Hurricane Ian (September 2022), US winter storms (January 2024), Hurricane Helene (September 2024), California wildfires (January 2025), Storm Éowyn (January 2025), Missouri Tornados (May 2025) and Winter Storm Fern (January 2026). In aggregate, these events led to approximately $17 million of net incurred losses. While we write insurance products in each of these potentially impacted areas, we also maintain significant reinsurance coverage such that our net exposure is limited. Overall, our gross claims are expected to be $187 million which leads to the net expected amount of $17 million. In addition to our quota share cover, for the 2025 and prior treaty years, our US property catastrophe excess of loss retention for a modelled gross occurrence is expected to significantly reduce our net exposure to insignificant levels as part of our business model to limit our exposure to insurance risk.
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

The tables below represent the aggregated impact from potential deviations from our recorded net loss and LAE reserves as of March 31, 2026 and December 31, 2025:
Sensitivity factors are applied to our most recent underwriting year, and we believe these potential changes will not have a material impact on our liquidity. An increase in the gross loss of 3% in the most recent underwriting year would equate to an increase in the net loss and LAE reserve of $6.4 million.

	March 31, 2026
Sensitivity (in millions)	Sensitivity for Ultimate Loss and LAE Sensitivity Factor	Net Loss and LAE Reserve	Increase/(Decrease) in Net Loss and LAE Reserve
Increase	+3%	$277.1	$6.4
Increase	+2%	275.0	4.3
Increase	+1%	272.8	2.1
Actual (Base Case)	0%	270.7	—
Decrease	-1%	268.6	(2.1)
Decrease	-2%	266.4	(4.3)
Decrease	-3%	264.3	(6.4)

	December 31, 2025
Sensitivity (in millions)	Sensitivity for Ultimate Loss and LAE Sensitivity Factor	Net Loss and LAE Reserve	Increase/(Decrease) in Net Loss and LAE Reserve
Increase	+3%	$330.7	$7.6
Increase	+2%	328.2	5.1
Increase	+1%	325.6	2.5
Actual (Base Case)	0%	323.1	—
Decrease	-1%	320.6	(2.5)
Decrease	-2%	318.0	(5.1)
Decrease	-3%	315.5	(7.6)
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
Our typical reinsurance treaties’ commissions vary based on the volume of ceded premium and the ratio of ceded loss to ceded premium. As that ratio decreases, the amount of commission increases. As of March 31, 2026, the average commission we receive is 50% of ceded premium at a 40% gross loss ratio and a minimum of 34% of ceded premium at gross loss ratios of 67% and above. The adjustment between the points is largely linear. We expect commissions of 43% of ceded premium at a gross loss ratio of 50%. There were no significant adverse adjustments to reinsurance commissions due to prior year claims experience during the three months ended March 31, 2026.
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
Valuation Allowance on Deferred Income Taxes
Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of assets and liabilities used in the various jurisdictional tax returns. We recognize deferred tax assets to the extent we believe it is probable that future profits will be available to utilize these tax benefits. As of March 31, 2026, we had net deferred tax assets of $78.3 million.
A valuation allowance is set up for the portion of the asset that is more likely than not unrealizable, which reduces the total deferred tax asset to only the amount that we expect to realize. This allowance is assessed at each balance sheet date and is based on all available information including significant judgments related to the likely timing and level of forecasted taxable profits based on assumptions about future macroeconomic and Company-specific conditions and the associated future tax planning strategies. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. In performing our assessment of recoverability, we consider tax laws governing the utilization of net operating losses, capital losses and tax credit carryforwards in each applicable jurisdiction. The tax laws are subject to change, resulting in incremental uncertainty in our assessment of recoverability, along with the future tax planning strategies. If the actual taxable income in future periods differ from our forecast, it could impact our financial position in either a materially positive or negative way. As of March 31, 2026, our valuation allowance was $47.2 million. We intend to evaluate the realizability of our deferred tax asset quarterly through the assessment of the need for such a valuation allowance.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in credit spreads, interest rates, equity markets prices, foreign currency exchange rates, and other relevant market rates and prices.

Credit Risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity securities. We manage this credit risk through diversification in terms of instruments by issuer, geographic region and related industry. At March 31, 2026, approximately 88% of our fixed maturity investment portfolio was rated “A” or better and approximately 100% was classified as investment-grade.
Interest Rate Risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities. Changes in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by matching the duration of our investment portfolio to the duration of our loss and LAE reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed-maturity investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted-average duration of the portfolio was 2.9 years as of March 31, 2026.
We had available for sale fixed maturity securities with a fair value of $687.4 million and $670.4 million at March 31, 2026 and December 31, 2025, respectively, that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities to selected hypothetical changes in interest rates as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(in millions)	Fair Value	Estimated Change in Fair Value	Fair Value	Estimated Change in Fair Value
200 basis point increase	$647.9	$(39.5)	$631.4	$(39.0)
100 basis point increase	667.7	(19.7)	650.9	(19.5)
No change	687.4	—	670.4	—
100 basis point decrease	707.1	19.7	689.9	19.5
200 basis point decrease	726.9	39.5	709.4	39.0
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the US dollar against select foreign currencies would have had on the carrying value of our net assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(in millions)	10% increase	10% decrease	10% increase	10% decrease
British Pound to US Dollar	$9.1	$(9.1)	$1.5	$(1.5)
Euro to US Dollar	(8.8)	8.8	(2.5)	2.5
Canadian Dollar to US Dollar	2.5	(2.5)	2.4	(2.4)
The overall impact for the three months ended March 31, 2026 is reduced due to offsetting impacts to the Consolidated Statement of Operations from the remeasurement of transactions in currencies other than the local operation’s functional currency and from foreign exchange gains recognized in other comprehensive income related to foreign currency translation adjustments.
Item 4. Controls and Procedures
Accelerant Holdings' management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Accelerant Holdings' disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2026. Based on this evaluation, Accelerant Holdings’ Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the section entitled “Risk Factors” in our 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer or an Affiliated Purchaser
On March 18, 2026, the Company’s Board of Directors authorized a share repurchase program to purchase up to $200 million of the Company’s Class A common shares, effective through December 31, 2028 (the “Share Repurchase Program”).
Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions, or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under such authorization. The Share Repurchase Program does not obligate the Company to acquire any particular number of Class A common shares, and the Share Repurchase Program may be modified, suspended, or terminated at any time at the discretion of the Company’s Board of Directors.
The following table provides information about our repurchase of our Class A Common Shares during the three months ended March 31, 2026.

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in millions) (1)
January 1 - January 31, 2026	—	—	—	—
February 1 - February 28, 2026	—	—	—	—
March 1 - March 31, 2026	828,333	$13.11	828,333	189.1
Total	828,333	$13.11	828,333	$189.1
(1) Under the $200 million Share Repurchase Plan announced on March 18, 2026, which expires on December 31, 2028.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:
•On March 24, 2026, Jeff Radke, Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), with a term scheduled to end on June 21, 2027, relating to the sale of the lesser of (1) 4,160,000 Class A common shares, or (2) a number of Class A common shares of the Company sufficient to generate $45.0 million in gross proceeds, exclusive of commissions. Assuming such shares are sold at an average price of $13.36 (the closing price on May 11, 2026), sales under the trading arrangement would represent approximately 11.8% of the shares beneficially owned by Mr. Radke as of the date of this Quarterly Report and the maximum number of shares that can be sold under the plan will not exceed 14.6% of such ownership.
•On February 18, 2026, Frank O'Neill, Chief Underwriting Officer, terminated a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act that he had previously entered into on December 8, 2025. On March 23, 2026, Mr. O'Neill entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), with a term scheduled to end on September 24, 2026, relating to the sale of the lesser of (1) 1,600,730 Class A common shares, or (2) a number of Class A common shares of the Company sufficient to generate $12.33 million in gross proceeds, exclusive of commissions. Assuming such shares are sold at an average price of $13.36 (the closing price on May 11, 2026), sales under the trading arrangement would represent approximately 12.8% of the shares beneficially owned by Mr. O’Neill as of the date of this Quarterly Report and the maximum number of shares that can be sold under the plan will not exceed 22.1% of such ownership.
•On March 23, 2026, Christopher Lee-Smith, Head of Distribution, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), with a term scheduled to end on April 1, 2027, relating to the sale of up to 1,767,000 Class A common shares of the Company, which represents approximately 10% of the shares beneficially owned by Mr. Lee-Smith’s as of the date of this Quarterly Report.
The Company encourages the use of Rule 10b5‑1 plans to facilitate long‑term financial, tax and liquidity planning by executives.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
10.1+	Employment Agreement, by and between Linda S. Huber and Accelerant Holdings, dated March 18, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 18, 2026).	8-K	3/18/2026	10.1
10.2+	Restrictive Covenant Agreement, by and between Linda S. Huber and Accelerant Holdings, dated March 18, 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 18, 2026).	8-K	3/18/2026	10.2
10.3+	Separation Agreement, by and between Jay Green and Accelerant Holdings, dated March 18, 2026 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 18, 2026).	8-K	3/18/2026	10.3
10.4+	Accelerant Holdings Restricted Share Unit Notice and Award Agreement (Time-Based, Effective March 18, 2026).				X
10.5+	Accelerant Holdings Performance Share Unit Notice and Award Agreement (Performance-Based, Effective March 18, 2026).				X
10.6+	Accelerant Holdings Restricted Share Unit Notice and Award Agreement (Time-Based, Non-Employee Director Form, Effective May 12, 2026).				X
19.1	Accelerant Holdings Insider Trading Policy.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X
104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document).

*	Furnished herewith.
+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2026.

Accelerant Holdings

By:	/s/ Jeff Radke
Name:	Jeff Radke
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Linda S. Huber
Name:	Linda S. Huber
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)