Form 10-Q
period 2026-06-30
Accelerant Holdings
filed 2026-08-13
CIK 1997350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to________
Commission File Number: 001-42765

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of August 7, 2026, there were 217,188,552 of the registrant’s common shares outstanding, composed of 118,548,679 Class A common shares, $0.0000011951862 par value per share and 98,639,873 Class B common shares, $0.0000011951862 par value per share.

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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report on Form 10-Q under the headings "Risk Factors", “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Quantitative and Qualitative Disclosures About Market Risk" may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price.
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
•Mission US: Mission Underwriting Holdings, LLC.
•Net Revenue Retention: Expressed as a percentage, the current trailing twelve-month period’s Exchange Written Premium of Members that were actively writing Exchange Written Premium in the prior period divided by these same Members’ prior-period Exchange Written Premium. This measure demonstrates an aggregate measure of the net growth of Exchange Written Premium from Members.
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
•Third-Party Direct Written Premium: Exchange Written Premium written directly with the Accelerant Risk Exchange Insurers.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Accelerant Holdings
Condensed Consolidated Balance Sheets (unaudited)
	June 30, 2026	December 31, 2025
(expressed in millions of US dollars, except share data)
Assets
Investments
Short-term investments available for sale, at fair value (amortized cost 2026: $86.4 and 2025: $41.5)	$86.4	$41.6
Fixed maturity securities available for sale, at fair value (amortized cost 2026: $577.8 and 2025: $665.6)	575.8	670.4
Equity method investments	13.0	10.4
Other investments	88.1	84.0
Total investments	763.3	806.4
Cash, cash equivalents and restricted cash	1,656.3	1,799.3
Premiums receivable (net of allowance 2026: $5.1 and 2025: $4.6)	1,156.9	1,077.9
Ceded unearned premiums	1,775.6	1,812.4
Reinsurance recoverables on unpaid losses and LAE	2,092.9	1,682.3
Other reinsurance recoverables	941.8	594.2
Deferred acquisition costs	105.4	76.9
Goodwill and other intangible assets, net	110.5	115.1
Capitalized technology development costs, net	106.4	100.5
Other assets	234.2	198.1
Total assets	$8,943.3	$8,263.1
Liabilities and shareholders' equity
Unpaid losses and loss adjustment expenses	$2,273.7	$2,005.4
Unearned premiums	2,177.2	2,163.0
Payables to reinsurers	1,570.1	1,220.6
Deferred ceding commissions	225.1	232.5
Funds held under reinsurance	1,164.8	1,200.3
Debt	120.1	121.3
Accounts payable and other liabilities	668.3	593.6
Total liabilities	8,199.3	7,536.7
Commitments and contingencies (Note 17)
Equity
Shareholders' equity
Common shares (par value $0.000001 per share, issued and outstanding 2026: Class A - 118,278,172; Class B - 98,639,873 and 2025: Class A - 114,580,918; Class B - 107,241,428)	—	—
Additional paid-in capital	2,191.8	2,232.4
Accumulated other comprehensive (loss) income	(11.0)	2.2
Accumulated deficit	(1,463.4)	(1,536.9)
Total Accelerant shareholders' equity	717.4	697.7
Non-controlling interests	26.6	28.7
Total equity	744.0	726.4
Total liabilities and equity	$8,943.3	$8,263.1
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(expressed in millions of US dollars, except per share data)	2026	2025	2026	2025
Revenues
Ceding commission income	$75.1	$101.6	$155.6	$172.3
Direct commission income	92.5	34.2	143.3	62.3
Net earned premiums	129.1	70.6	258.9	133.6
Net investment income	7.2	12.8	19.3	25.0
Net realized gains on investments	26.0	0.4	26.1	2.7
Net unrealized gains (losses) on investments	27.0	(0.5)	27.0	1.2
Total revenues	356.9	219.1	630.2	397.1
Expenses
Losses and loss adjustment expenses	71.7	51.3	153.5	96.5
Amortization of deferred acquisition costs	34.8	18.2	68.4	35.3
General and administrative expenses (1)	129.5	89.1	253.3	164.4
Interest expenses	2.4	2.5	4.9	5.1
Depreciation and amortization	10.4	8.3	20.4	15.7
Net foreign exchange (gains) losses	(6.1)	14.2	(4.2)	17.3
Other expenses	26.8	13.2	44.5	25.0
Total expenses	269.5	196.8	540.8	359.3
Income before income taxes	87.4	22.3	89.4	37.8
Income tax expense	(7.4)	(9.2)	(13.5)	(16.9)
Net income	80.0	13.1	75.9	20.9
Adjustment for net income attributable to non-controlling interests	(1.3)	(4.3)	(2.4)	(5.6)
Net income attributable to Accelerant common shareholders	$78.7	$8.8	$73.5	$15.3

Net income attributable to Accelerant per common share:
Basic	$0.36	$0.05	$0.33	$0.09
Diluted	$0.36	$0.04	$0.33	$0.07

Weighted-average common shares outstanding:
Basic	218,412,430	166,185,094	220,188,399	166,185,094
Diluted	219,690,786	205,948,671	221,095,865	205,913,393
(1) General and administrative expenses include share-based compensation expenses of $25.2 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively and $57.3 million and $5.4 million for the six months ended June 30, 2026 and 2025, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(expressed in millions of US dollars)	2026	2025	2026	2025
Net income	$80.0	$13.1	$75.9	$20.9
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(5.2)	7.8	(8.0)	10.3
Unrealized gains (losses) on fixed maturity securities	3.5	4.6	(4.5)	9.4
Reclassification adjustments for (gains) losses recognized in net income	(1.1)	1.1	(1.4)	2.3
Other comprehensive (loss) income, net of tax	(2.8)	13.5	(13.9)	22.0
Total comprehensive income	77.2	26.6	62.0	42.9
Adjustment for comprehensive income attributable to non-controlling interests	(0.7)	(4.9)	(1.7)	(6.4)
Comprehensive income attributable to Accelerant	$76.5	$21.7	$60.3	$36.5
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Equity (unaudited)

(expressed in millions of US dollars)	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Three Months Ended June 30, 2026
Balance, April 1, 2026	$2,243.5	$(8.8)	$(1,542.1)	$692.6	$27.3	$719.9
Net income	—	—	78.7	78.7	1.3	80.0
Other comprehensive loss	—	(2.2)	—	(2.2)	(0.6)	(2.8)
Share-based compensation (1)	22.9	—	—	22.9	—	22.9
Common share retirements (2)	(68.8)	—	—	(68.8)	—	(68.8)
Dividends paid to and other transactions with non-controlling interests	(5.8)	—	—	(5.8)	(1.4)	(7.2)
Balance, June 30, 2026	$2,191.8	$(11.0)	$(1,463.4)	$717.4	$26.6	$744.0
(1) Amount represents the subset of share-based compensation associated with our common shares, representing a portion of the total $25.2 million of share-based compensation recorded through our statement of operations in the period (which includes additional expenses related to subsidiary and MGA share-based incentive plans). Refer to Note 11 for additional information.
(2) Amount represents the acquisition cost of all common shares acquired and subsequently retired during the three months ended June 30, 2026. Specifically, the Company (1) repurchased 4,725,968 of its Class A common shares at an average price of $14.07 per share, for $66.4 million and (2) withheld common shares otherwise issuable to satisfy employee tax withholding obligations associated with employee incentive plans for $2.4 million, all of which were retired in the same period. The shares withheld are accounted for as a repurchase of common shares. As the par value of such shares were negligible and there was an accumulated deficit, the entire acquisition cost was deducted from additional paid in capital.

(expressed in millions of US dollars)	Class C convertible preference shares	Class A convertible preference shares	Class B convertible preference shares	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Three Months Ended June 30, 2025
Balance, April 1, 2025	$104.4	$236.7	$145.1	$127.2	$(11.2)	$(176.3)	$321.5	$28.5	$454.4
Net income	—	—	—	—	—	8.8	8.8	4.3	13.1
Other comprehensive income	—	—	—	—	12.9	—	12.9	0.6	13.5
Share-based compensation	—	—	—	3.0	—	—	3.0	—	3.0
Dividends paid to non-controlling interests	—	—	—	—	—	—	—	(1.8)	(1.8)
Balance, June 30, 2025	$104.4	$236.7	$145.1	$130.2	$1.7	$(167.5)	$346.2	$31.6	$482.2
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Equity (unaudited) (continued)

(expressed in millions of US dollars)	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Six Months Ended June 30, 2026
Balance, January 1, 2026	$2,232.4	$2.2	$(1,536.9)	$697.7	$28.7	$726.4
Net income	—	—	73.5	73.5	2.4	75.9
Other comprehensive loss	—	(13.2)	—	(13.2)	(0.7)	(13.9)
Share-based compensation (1)	51.7	—	—	51.7	—	51.7
Common share retirements (2)	(82.6)	—	—	(82.6)	—	(82.6)
Dividends paid to and other transactions with non-controlling interests	(9.7)	—	—	(9.7)	(3.8)	(13.5)
Balance, June 30, 2026	$2,191.8	$(11.0)	$(1,463.4)	$717.4	$26.6	$744.0
(1) Amount represents the sub-set of share-based compensation associated with our common shares, representing a portion of the total $57.3 million of share-based compensation recorded through our statement of operations in the period (which includes additional expenses related to subsidiary and MGA share-based incentive plans). For further information, refer to Note 11.
(2) Amount represents the acquisition cost of all common shares acquired and subsequently retired during the six months ended June 30, 2026. Specifically, the Company (1) repurchased 5,554,301 of its Class A common shares at an average price of $13.92 per share, for $77.3 million and (2) withheld common shares otherwise issuable to satisfy employee tax withholding obligations associated with employee incentive plans for $5.3 million, all of which were retired in the same period. The shares withheld are accounted for as a repurchase of common shares. As the par value of such shares were negligible and there was an accumulated deficit, the entire acquisition cost was deducted from additional paid in capital.

(expressed in millions of US dollars)	Class C convertible preference shares	Class A convertible preference shares	Class B convertible preference shares	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Six months ended June 30, 2025
Balance, January 1, 2025	$104.4	$236.7	$145.1	$124.8	$(19.5)	$(182.8)	$304.3	$18.3	$427.0
Net income	—	—	—	—	—	15.3	15.3	5.6	20.9
Other comprehensive income	—	—	—	—	21.2	—	21.2	0.8	22.0
Share-based compensation	—	—	—	5.4	—	—	5.4	—	5.4
Issuance of interests and other transactions with non-controlling interests	—	—	—	—	—	—	—	6.9	6.9
Balance, June 30, 2025	$104.4	$236.7	$145.1	$130.2	$1.7	$(167.5)	$346.2	$31.6	$482.2
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(expressed in millions of US dollars)	2026	2025
Cash flows from operating activities
Net income	$75.9	$20.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash revenues, expenses, gains and losses included in net (loss) income:
Net realized gains on investments	(26.1)	(2.7)
Net unrealized gains on investments	(27.0)	(1.2)
Earnings from equity method investments	(1.9)	(1.2)
Share-based compensation expenses (1)	51.7	5.4
Depreciation and amortization	20.4	15.7
Deferred income tax (benefit) expense	1.7	(10.7)
Net foreign exchange (gains) losses	(4.2)	17.3
Net accretion of discount on fixed maturity securities and short-term investments	(3.8)	(3.9)
Other, net	0.4	0.4
Changes in operating assets and liabilities:
Premiums receivable	(85.0)	(112.7)
Ceded unearned premiums	31.3	(325.1)
Reinsurance recoverables on unpaid losses and loss adjustment expenses	(54.7)	(327.1)
Other reinsurance recoverables	(352.1)	(112.7)
Deferred acquisition costs	(28.0)	9.8
Unpaid losses and loss adjustment expenses	289.4	321.2
Unearned premiums	34.5	282.9
Payables to reinsurers	355.1	253.1
Deferred ceding commissions	(13.8)	59.5
Funds held under reinsurance	(396.5)	230.9
Other assets, accounts payable and other liabilities	42.7	(10.5)
Net cash (used in) provided by operating activities	(90.0)	309.3
Cash flows from investing activities
Proceeds from sales of:
Fixed maturity securities	227.7	80.8
Other investments	50.9	—
Maturities of fixed maturity securities	28.7	28.9
Payments for purchases of:
Fixed maturity securities	(174.3)	(262.9)
Equity method investments	(1.4)	(0.4)
Net change in short-term investments	(43.6)	(10.2)
Purchases of subsidiaries, net of cash acquired	(9.4)	(1.4)
Capitalized technology development expenditures	(19.9)	(17.3)
Other, net	(0.6)	(0.3)
Net cash (used in) provided by investing activities	58.1	(182.8)
Cash flows from financing activities
Acquisition of common shares	(82.6)	—
Credit facility borrowings	—	5.0
Payment of debt	(1.6)	—
Acquisition of non-controlling interests in subsidiaries	(11.6)	—
Dividends paid to non-controlling interests	(1.7)	(4.1)
Net cash (used in) provided by financing activities	(97.5)	0.9
Net (decrease) increase in cash, cash equivalents and restricted cash	(129.4)	127.4
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(13.6)	58.1
Cash, cash equivalents and restricted cash at beginning of period	1,799.3	1,273.0
Cash, cash equivalents and restricted cash at end of period	$1,656.3	$1,458.5
(1) Refer to Note 11 for additional information on share-based compensation expenses related to our Class A common shares.

    See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Cash Flows (unaudited ) (continued)

	Six Months Ended June 30,
(expressed in millions of US dollars)	2026	2025
Supplemental cash flows information
Interest on debt paid	$4.5	$5.1
Income taxes paid	32.5	26.2
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	1,572.8	1,387.7
Restricted cash and cash equivalents	83.5	70.8
Total cash, cash equivalents and restricted cash	$1,656.3	$1,458.5
See accompanying notes to the unaudited condensed consolidated financial statements.
Supplemental non-cash activity information:
For the six months ended June 30, 2026, non-cash operating activity related to loss portfolio transfer transactions ("LPT") we executed covering business from the 2022 through 2025 underwriting years. The related net non-cash activity of $363.2 million resulted in an increase in our "Reinsurance recoverables on unpaid losses and LAE" with a corresponding increase in our "Funds held under reinsurance" liability in our condensed consolidated balance sheets. Refer to Note 6 for additional information.
For the six months ended June 30, 2025, we had no significant non-cash activity.

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
In our opinion, these unaudited condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature necessary to fairly state our financial position as of June 30, 2026, as well as our results of operations and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for any interim period are not necessarily indicative of results for the full year.
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
Partnership with WoodStar Reciprocal Exchange
During the second quarter of 2026, we entered a partnership with the newly formed WoodStar Reciprocal Exchange (“WoodStar”). WoodStar was funded with a total of $220 million of surplus notes, composed of $160 million investment in surplus notes by unrelated third parties and a $60 million investment in surplus notes by WoodStar Risk Management Inc. ("WRMI"), WoodStar's attorney-in-fact, also funded by unrelated third parties. WRMI's investment in the surplus notes was partly funded by $40 million paid in kind interest debt instrument issued by an unrelated third party. WoodStar will provide underwriting capacity for the Accelerant Risk Exchange. Accelerant will provide underwriting and other services to WoodStar pursuant to contractual service arrangements. WoodStar is managed by WRMI. We hold a majority ownership interest in WRMI, a variable interest entity, however a third-party investor in the WoodStar structure maintains certain rights that provide contractual authority over the most substantial activities of WRMI, and therefore we do not consolidate WoodStar's financial results. Our ownership interest in WRMI will be treated as an equity method investment within our consolidated financial statements. Our maximum exposure to loss consists of our basis in our investment in WRMI (which was immaterial as of June 30, 2026), the obligation to perform under our service contracts with WoodStar and our share of the operating results from WRMI.

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
3. Segment information
We have three reportable segments (Exchange Services, MGA Operations, and Underwriting). Each of our reportable segments serve the specific needs of our customers based on the products and services provided and reflects the way our Chief Operating Decision Maker ("CODM") assesses performance of the business and makes decisions on the allocation of resources. Our CODM is our Chief Executive Officer.
During the first quarter of 2026, we modified our definition for Adjusted EBITDA to exclude the impact of realized and unrealized investment gains or losses. Prior period segment information has been conformed to the current period presentation.
Exchange Services
Exchange Services, which is the core of Accelerant, captures the revenue and expenses associated with the Accelerant Risk Exchange. The Accelerant Risk Exchange is the platform that houses Accelerant technology, data ingestion, and operations that serve the needs of our Members and Risk Capital Partners. Insurance companies that join the Accelerant Risk Exchange pay Accelerant a fixed-percentage volume-based fee for sourcing, managing, and monitoring the business they write. The Accelerant Risk Exchange pays fees to Members for the distribution services provided to both consolidated affiliates and third parties. We eliminate net fees and other income earned by the Exchange Services segment in consolidation to the extent such income is received from consolidated insurance companies within the Underwriting segment. Only income earned from third-party companies is not eliminated in consolidation.

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
We consider the segment presentations of Exchange Services, MGA Operations and Underwriting segments prior to elimination to be the best way to evaluate Accelerant's business and how these business components would be presented if they were stand-alone operations. As we continue to generate increasing third-party insurance premiums through the Accelerant Risk Exchange, the standalone segment results will more closely align with the consolidated results (as such third- party transactions are not subject to elimination).

The following includes the financial results of our three reportable segments for the three and six months ended June 30, 2026 and 2025. Corporate functions and certain other businesses and operations are included in Corporate and Other.
Financial information by segment:

	Three Months Ended June 30, 2026
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$1.1	$1.1	$—	$74.0	$75.1
Direct commission income
Affiliated entities	56.5	31.4	—	87.9	—	(87.9)	—
Unaffiliated entities	54.6	37.9	—	92.5	—	—	92.5
Net earned premiums	—	—	129.1	129.1	—	—	129.1
Net investment income	0.7	0.8	3.7	5.2	2.0	—	7.2
Operating revenues (3)	111.8	70.1	133.9	315.8	2.0	(13.9)	303.9
Losses and loss adjustment expenses	—	—	71.7	71.7	—	—	71.7
Amortization of deferred acquisition costs	—	—	48.4	48.4	—	(13.6)	34.8
General and administrative expenses (4) (5) (6)	37.8	39.8	11.9	89.5	22.6	(7.8)	104.3
Adjusted EBITDA	$74.0	$30.3	$1.9	$106.2	$(20.6)	$7.5	93.1
Net realized gains on investments							26.0
Net unrealized gains on investments							27.0
Share-based compensation expenses (6)							(25.2)
Interest expenses							(2.4)
Depreciation and amortization							(10.4)
Net foreign exchange gains							6.1
Other expenses (7)							(26.8)
Income before income taxes							$87.4
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8.
(3) Total segment revenues reconciles to consolidated revenues by adding the corporate and other, consolidation and elimination adjustments, and net realized and unrealized gains on investments presented within this disclosure.
(4) General and administrative expenses are composed of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$29.5	$29.4	$6.6	$65.5
Consulting and professional fees	3.9	3.0	1.3	8.2
Other administrative expenses	4.4	7.4	4.0	15.8
Total general and administrative expenses	$37.8	$39.8	$11.9	$89.5
(5) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by other consolidation and elimination adjustments.
(6) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations.
(7) Other expenses for the three months ended June 30, 2026 consist of $5.0 million of professional costs related to corporate development, $7.2 million of system development non-operating costs, $13.1 million of Mission profits sharing expense (including $10.0 million of buy-out expenses of existing interests) and $1.5 million of other individually insignificant costs.

	Three Months Ended June 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$29.6	$29.6	$—	$72.0	$101.6
Direct commission income
Affiliated entities	69.0	39.0	—	108.0	—	(108.0)	—
Unaffiliated entities	15.6	18.6	—	34.2	—	—	34.2
Net earned premiums	—	—	70.6	70.6	—	—	70.6
Net investment income	1.1	0.9	9.7	11.7	1.1	—	12.8
Operating revenues (3)	85.7	58.5	109.9	254.1	1.1	(36.0)	219.2
Losses and loss adjustment expenses	—	—	51.3	51.3	—	—	51.3
Amortization of deferred acquisition costs	—	—	27.9	27.9	—	(9.7)	18.2
General and administrative expenses (4) (5) (6)	30.0	33.8	14.8	78.6	16.4	(8.9)	86.1
Adjusted EBITDA	$55.7	$24.7	$15.9	$96.3	$(15.3)	$(17.4)	$63.6
Net realized gains on investments							0.4
Net unrealized losses on investments							(0.5)
Share-based compensation expenses (6)							(3.0)
Interest expenses							(2.5)
Depreciation and amortization							(8.3)
Net foreign exchange losses							(14.2)
Other expenses (7)							(13.2)
Income before income taxes							$22.3
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8.
(3) Total segment revenues reconciles to consolidated revenues by adding the corporate and other, consolidation and elimination adjustments, and net realized and unrealized gains on investments presented within this disclosure.
(4) General and administrative expenses are composed of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

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
(6) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations.
(7) Other expenses for the three months ended June 30, 2025 consist of $6.1 million of professional costs related to corporate development activities, $3.6 million system development non-operating costs, $4.4 million of Mission profits sharing expense, as offset by a net reduction of $0.9 million of other individually insignificant costs.

	Six Months Ended June 30, 2026
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$11.1	$11.1	$—	$144.5	$155.6
Direct commission income
Affiliated entities	129.2	60.2	—	189.4	—	(189.4)	—
Unaffiliated entities	81.0	62.3	—	143.3	—	—	143.3
Net earned premiums	—	—	258.9	258.9	—	—	258.9
Net investment income	1.6	1.7	12.9	16.2	3.1	—	19.3
Operating revenues (3)	211.8	124.2	282.9	618.9	3.1	(44.9)	577.1
Losses and loss adjustment expenses	—	—	153.5	153.5	—	—	153.5
Amortization of deferred acquisition costs	—	—	97.4	97.4	—	(29.0)	68.4
General and administrative expenses (4) (5) (6)	70.5	77.1	23.6	171.2	41.9	(17.1)	196.0
Adjusted EBITDA	$141.3	$47.1	$8.4	$196.8	$(38.8)	$1.2	$159.2
Net realized gains on investments							26.1
Net unrealized gains on investments							27.0
Share-based compensation expenses (6)							(57.3)
Interest expenses							(4.9)
Depreciation and amortization							(20.4)
Net foreign exchange gains							4.2
Other expenses (7)							(44.5)
Income before income taxes							$89.4
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8.
(3) Total segment revenues reconciles to consolidated revenues by adding the corporate and other, consolidation and elimination adjustments, and net realized and unrealized gains on investments presented within this disclosure.
(4) General and administrative expenses are composed of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$53.7	$55.5	$11.7	$120.9
Consulting and professional fees	8.8	6.5	5.6	20.9
Other administrative expenses	8.0	15.1	6.3	29.4
Total general and administrative expenses	$70.5	$77.1	$23.6	$171.2
(5) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by other consolidation and elimination adjustments.
(6) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations (and are excluded from the segment presentation above).
(7) Other expenses for the six months ended June 30, 2026 consist of $14.5 million of system development non-operating expenses, $9.0 million of professional costs related to corporate development, $16.8 million of Mission profits sharing expense (including $10.0 million of buy-out expenses of existing interests) and $4.2 million of individually insignificant costs.

	Six Months Ended June 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$48.8	$48.8	$—	$123.5	$172.3
Direct commission income
Affiliated entities	128.0	70.5	—	198.5	—	(198.5)	—
Unaffiliated entities	26.8	35.5	—	62.3	—	—	62.3
Net earned premiums	—	—	133.6	133.6	—	—	133.6
Net investment income	1.7	1.8	19.7	23.2	1.8	—	25.0
Operating revenues (3)	156.5	107.8	202.1	466.4	1.8	(75.0)	393.2
Losses and loss adjustment expenses	—	—	96.5	96.5	—	—	96.5
Amortization of deferred acquisition costs	—	—	52.7	52.7	—	(17.4)	35.3
General and administrative expenses (4) (5) (6)	53.8	65.0	26.3	145.1	30.9	(17.0)	159.0
Adjusted EBITDA	$102.7	$42.8	$26.6	$172.1	$(29.1)	$(40.6)	$102.4
Net realized gains on investments							2.7
Net unrealized gains on investments							1.2
Share-based compensation expenses (6)							(5.4)
Interest expenses							(5.1)
Depreciation and amortization							(15.7)
Net foreign exchange losses							(17.3)
Other expenses (7)							(25.0)
Income before income taxes							$37.8
(1) Corporate and Other includes shared services and other activities, which represent business activities that do not meet the definition of a reportable segment.
(2) Ceding commission income of our Underwriting segment includes the effect of sliding scale adjustments based on actual loss experience. For further information on sliding scale commission adjustments, refer to Note 8.
(3) Total segment revenues reconciles to consolidated revenues by adding the corporate and other, consolidation and elimination adjustments, and net realized and unrealized gains on investments presented within this disclosure.
(4) General and administrative expenses are composed of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

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
(6) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations (and are excluded from the segment presentation above).
(7) Other expenses for the six months ended June 30, 2025 consist of $8.2 million of system development non-operating costs, $9.7 million of professional costs related to corporate development, $6.0 million of Mission profits sharing expense, and $1.1 million of individually insignificant costs.

The following table presents our total assets by reportable segments:

(in millions)	June 30, 2026	December 31, 2025
Exchange Services	$1,156.0	$903.9
MGA Operations	528.1	479.2
Underwriting	7,823.2	7,307.2
Corporate and eliminations	(564.0)	(427.2)
Total	$8,943.3	$8,263.1
As of June 30, 2026, our equity method investments (as further detailed in Note 4) consisted of $6.3 million held by the MGA Operations segment and $6.7 million within Corporate and Other. As of December 31, 2025, our equity method investments consisted of $5.4 million held by the MGA Operations segment and $5.0 million within Corporate and Other. In addition, expenditures for additions to long-lived assets are not material and are not reported to our CODM.
All our revenues from external customers were attributable to various geographic locations outside of the Cayman Islands, based on where the insurance policies or services were sold. There were no reportable major customers that accounted for 10% or more of our consolidated revenue for the three and six months ended June 30, 2026 and 2025.
The following table presents our revenues by geography:

	Three Months Ended June 30, 2026
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$67.3	$7.8	$75.1
Direct commission income	74.5	18.0	92.5
Net earned premiums	56.8	72.3	129.1
Net investment income	6.6	0.6	7.2
Net realized gains (losses) on investments	26.3	(0.3)	26.0
Net unrealized gains on investments	27.0	—	27.0
Total revenues	$258.5	$98.4	$356.9

	Three Months Ended June 30, 2025
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$77.7	$23.9	$101.6
Direct commission income	18.3	15.9	34.2
Net earned premiums	26.8	43.8	70.6
Net investment income	7.8	5.0	12.8
Net realized gains on investments	0.2	0.2	0.4
Net unrealized losses on investments	(0.5)	—	(0.5)
Total revenues	$130.3	$88.8	$219.1

	Six Months Ended June 30, 2026
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$128.7	$26.9	$155.6
Direct commission income	108.4	34.9	143.3
Net earned premiums	125.4	133.5	258.9
Net investment income	13.3	6.0	19.3
Net realized gains (losses) on investments	26.4	(0.3)	26.1
Net unrealized gains on investments	27.0	—	27.0
Total revenues	$429.2	$201.0	$630.2

	Six Months Ended June 30, 2025
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$126.7	$45.6	$172.3
Direct commission income	32.3	30.0	62.3
Net earned premiums	41.9	91.7	133.6
Net investment income	15.2	9.8	25.0
Net realized gains on investments	0.4	2.3	2.7
Net unrealized gains on investments	1.2	—	1.2
Total revenues	$217.7	$179.4	$397.1
(1) For further information on the impacts of sliding scale commission adjustments on our ceding commission income for the three and six months ended June 30, 2026 and 2025 resulting from the loss experience of covered insurance contracts, refer to Note 8.

4. Investments
Unrealized gains and losses on available for sale fixed maturity and short-term investments, at fair value
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of fixed maturity and short-term investments, were as follows:

	June 30, 2026
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate	$229.1	$0.8	$(1.1)	$228.8
US government and agency	131.0	0.1	(0.5)	130.6
Non-US government and agency	226.8	0.5	(1.6)	225.7
Residential mortgage-backed	54.3	0.1	(0.3)	54.1
Commercial mortgage-backed	7.6	0.1	—	7.7
Other asset-backed securities	15.4	—	(0.1)	15.3
Total fixed maturity and short-term investments	$664.2	$1.6	$(3.6)	$662.2

	December 31, 2025
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate	$244.4	$2.6	$(0.1)	$246.9
US government and agency	123.6	1.0	(0.1)	124.5
Non-US government and agency	247.0	1.5	(0.4)	248.1
Residential mortgage-backed	55.5	0.6	(0.5)	55.6
Commercial mortgage-backed	14.8	0.2	—	15.0
Other asset-backed securities	21.8	0.1	—	21.9
Total fixed maturity and short-term investments	$707.1	$6.0	$(1.1)	$712.0
The following table summarizes, for all our available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	June 30, 2026
	Less than 12 months		12 Months or more		Total
(in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate	$135.5	$(1.1)	$—		$135.5	$(1.1)
US government and agency	45.3	(0.5)	—	—	45.3	(0.5)
Non-US government and agency	145.1	(1.4)	5.3	(0.2)	150.4	(1.6)
Residential mortgage-backed	29.4	(0.3)	—	—	29.4	(0.3)
Other asset-backed securities	8.1	(0.1)	—	—	8.1	(0.1)
Total fixed maturity and short-term investments	$363.4	$(3.4)	$5.3	$(0.2)	$368.7	$(3.6)

	December 31, 2025
	Less than 12 months		12 Months or more		Total
(in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate	$25.6	$(0.1)	$—	$—	$25.6	$(0.1)
US government and agency	—	—	4.8	(0.1)	4.8	(0.1)
Non-US government and agency	63.0	(0.3)	8.1	(0.1)	71.1	(0.4)
Residential mortgage-backed	—	—	3.4	(0.5)	3.4	(0.5)
Total fixed maturity and short-term investments	$88.6	$(0.4)	$16.3	$(0.7)	$104.9	$(1.1)
We did not recognize the unrealized losses in earnings on these fixed maturity and short-term investments as of June 30, 2026 and December 31, 2025 because we determined that such losses were due to non-credit factors that are temporary in nature. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.
Contractual maturity
The amortized cost and fair values of our fixed maturity and short-term investments by contractual maturity were as follows:

	June 30, 2026
(in millions)	Amortized cost	Fair value
Due in one year or less	$114.2	$114.2
Due after one year through five years	407.5	406.3
Due after five years through ten years	63.9	63.3
Due after ten years	1.3	1.3
Residential mortgage-backed	54.3	54.1
Commercial mortgage-backed	7.6	7.7
Other asset-backed securities	15.4	15.3
Total fixed maturity and short-term investments	$664.2	$662.2
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
Details regarding our equity method investments were as follows:

	June 30, 2026		December 31, 2025
(in millions)	Ownership %	Carrying value	Ownership %	Carrying value
MGAs	19.0% - 25.2%	$3.2	19.0% - 20.0%	$2.0
Other	6.6% - 15.0%	9.8	8.1% - 15.0%	8.4
Equity method investments		$13.0		$10.4

In applying the equity method of accounting, we record investments initially at cost and subsequently adjust their carrying value based on our proportionate share of the net income or loss of the investment. We generally record such investments on a one-to-three-month lag. Our maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in our consolidated balance sheet and any unfunded commitments. As of June 30, 2026, we had unfunded commitments of $5.2 million to our equity method investees.
For the six months ended June 30, 2026 and 2025, we received dividends from equity method investees of $0.6 million and $0.9 million, respectively.
Details regarding the carrying value of our other investments portfolio were as follows:

(in millions)	June 30, 2026	December 31, 2025
Investment type:
MGAs and TPAs	$78.9	$59.9
Venture funds	9.2	24.1
Other investments	$88.1	$84.0
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
In April 2026, there was a significant observable increase in the fair value of an investment we have in a third-party claims administration business following third-party capital transactions. We participated in the capital transactions, selling approximately half our ownership interest, which generated $50.9 million of cash proceeds, and an aggregate realized gain on the sale and an unrealized gain on the portion we continue to hold of $54.1 million during the second quarter 2026. Of this amount, $27.0 million was the unrealized gain that is included in the basis of our investment above.
For the three and six months ended June 30, 2026, there were no impairment charges, and as described above we recognized $27.0 million of income as a component of unrealized gains. For the three months ended June 30, 2025, we recognized a $0.5 million impairment charge, and there were no observable prices related to our other investments. For the six months ended June 30, 2025, we recognized a $0.5 million impairment charge, and we recognized $1.7 million of income as a component of unrealized gains following observable prices related to our other investments.
We have recognized cumulative income as a component of unrealized gains of $82.2 million, net of cumulative impairment charges of $0.7 million associated with investments accounted for under the measurement alternative from inception of the related investments.
As of June 30, 2026, we had unfunded commitments of $1.7 million to venture funds.
Net investment income
Investment income and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Interest on cash and cash equivalents	$10.3	$12.1	$23.6	$23.8
Interest on fixed maturity investments	8.3	6.1	15.4	11.4
Income from equity method investments	1.7	0.7	1.9	1.2
Gross investment income	20.3	18.9	40.9	36.4
Interest expense on funds held under reinsurance	(12.3)	(5.7)	(20.2)	(10.8)
Investment expenses	(0.8)	(0.4)	(1.4)	(0.6)
Net investment income	$7.2	$12.8	$19.3	$25.0

Net realized and unrealized gains on investments
The following table presents net realized and unrealized gains (losses) on our investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net realized (losses) gains on investments:
Net realized (losses) gains on fixed maturity and short-term investments	$(1.1)	$0.3	$(1.0)	$0.6
Net realized gains on equity method investments	—	0.1	—	2.1
Net realized gains on other investments (1)	27.1	—	27.1	—
Net realized gains on investments	26.0	0.4	26.1	2.7
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) on other investments (2)	27.0	(0.5)	27.0	1.2
Net realized and unrealized gains (losses) on investments	$53.0	$(0.1)	$53.1	$3.9
(1) As disclosed above, the realized gain related to a sale of a portion of our interests in a TPA investment.
(2) Amounts correspond to income arising from our equity investments accounted for under the measurement alternative (as described above).
Regulated deposits and restricted assets
Certain of our subsidiaries are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. The following table represents the deposits for regulatory and other purposes:

(in millions)	June 30, 2026	December 31, 2025
Fixed maturity securities	$7.6	$5.2
Cash and cash equivalents	0.6	—
Total	$8.2	$5.2
The following table represents the restricted assets we have pledged in favor of certain ceding companies to collateralized obligations:

(in millions)	June 30, 2026	December 31, 2025
Short-term investments	$0.8	$0.9
Fixed maturity securities	23.9	25.8
Cash and cash equivalents	81.4	83.1
Total	$106.1	$109.8

5. Fair value measurements
Fair value measurements on a recurring basis
Our financial assets and liabilities measured at fair value on a recurring basis by level were as follows:

	June 30, 2026
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Fixed maturity and short-term investments measured at fair value:
Corporate	$—	$228.8	$—	$228.8
US government and agency	—	130.6	—	130.6
Non-US government and agency	—	225.7	—	225.7
Residential mortgage-backed	—	54.1	—	54.1
Commercial mortgage-backed	—	7.7	—	7.7
Other asset-backed securities	—	15.3	—	15.3
Total fixed maturity and short-term investments	$—	$662.2	$—	$662.2

	December 31, 2025
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Fixed maturity and short-term investments measured at fair value:
Corporate	$—	$246.9	$—	$246.9
US government and agency	—	124.5	—	124.5
Non-US government and agency	—	248.1	—	248.1
Residential mortgage-backed	—	55.6	—	55.6
Commercial mortgage-backed	—	15.0	—	15.0
Other asset-backed securities	—	21.9	—	21.9
Total fixed maturity and short-term investments	$—	$712.0	$—	$712.0
There were no transfers between Level 1, Level 2, or Level 3 for the six months ended June 30, 2026 and 2025.

Fair value measurements on a non-recurring basis
We measure the fair value of certain assets on a non-recurring basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include our investments in limited partnerships reported in "Other investments" in our condensed consolidated balance sheets.
The following table presents assets measured at fair value on a non-recurring basis:

	June 30, 2026
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Assets measured at fair value:
Other investments:
MGAs and TPAs	$—	$—	$78.9	$78.9
Venture funds	—	—	9.2	9.2
Total	$—	$—	$88.1	$88.1

	December 31, 2025
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Assets measured at fair value:
Other investments:
MGAs	$—	$—	$59.9	$59.9
Venture funds	—	—	24.1	24.1
Total	$—	$—	$84.0	$84.0
Fair value information about financial instruments not measured at fair value
Our estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts) is discussed below:
Debt: As further described in Note 9, given the frequency with which the variable interest rates on our senior unsecured debt reset, the carrying value of our debt measured at amortized cost approximates its fair value as of June 30, 2026 and December 31, 2025. The debt is classified as Level 2.
Remaining financial assets and liabilities: Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature, approximates their fair value as of June 30, 2026 and December 31, 2025.

6. Unpaid losses and loss adjustment expenses
Activity in unpaid losses and LAE reserve is summarized as follows:

	Six Months Ended June 30,
(in millions)	2026	2025
Gross reserve for unpaid losses and LAE, beginning of year	$2,005.4	$1,294.4
Less: Reinsurance recoverables, beginning of year	1,682.3	1,069.5
Net reserve for unpaid losses and LAE, beginning of year	323.1	224.9
Reserves reassumed under commutation agreement (1)	97.4	—
Incurred losses and LAE related to:
Current accident year	157.5	96.5
Prior accident years	(4.0)	—
Total incurred losses and LAE	153.5	96.5
Paid losses and LAE:
Current accident year	(3.9)	(16.1)
Prior accident years	(40.7)	(53.6)
Total paid losses and LAE	(44.6)	(69.7)
Foreign exchange adjustments	(3.6)	15.7
Retroactive reinsurance (2)	(345.0)	—
Net reserve for unpaid losses and LAE, end of period	180.8	267.4
Reinsurance recoverables on unpaid losses and LAE, end of period	2,092.9	1,424.6
Gross reserve for unpaid losses and LAE, end of period	$2,273.7	$1,692.0
(1) During the six months ended June 30, 2026, we completed commutations that resulted in a gain of $7.3 million, representing the excess of the total consideration received of $104.7 million net of total liabilities reassumed of $97.4 million. The gain is included in Losses and loss adjustment expenses within our condensed consolidated statement of operations.
(2) During the six months ended June 30, 2026, we entered into loss portfolio transfer reinsurance contracts ("LPTs") under which our reinsurance counterparties will reinsure all of our retained loss reserves (subject to certain minor exclusions) on policies written between July 2022 to June 2025, subject to an aggregate limit of $502.0 million. The terms of the LPTs provide coverage on net loss reserves of $363.2 million as of the respective reference dates in consideration for a premium of the same amount. As of June 30, 2026, the total reinsurance recoverable and a corresponding funds held under reinsurance balance related to the LPTs were $345.0 million, reflecting paid losses and settlement activity during the six months ended June 30, 2026.
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

The impacts of reinsurance on written and earned premiums and loss and loss adjustment expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Written premiums:
Direct	$702.0	$781.2	$1,378.5	$1,582.0
Assumed	40.6	130.1	208.0	203.3
Gross	742.6	911.3	1,586.5	1,785.3
Ceded	(568.4)	(892.5)	(1,261.6)	(1,694.1)
Net written premiums	$174.2	$18.8	$324.9	$91.2

Earned premiums:
Direct	$633.4	$701.2	$1,293.1	$1,343.3
Assumed	136.3	82.1	258.7	158.8
Gross	769.7	783.3	1,551.8	1,502.1
Ceded	(640.6)	(712.7)	(1,292.9)	(1,368.5)
Net earned premiums	$129.1	$70.6	$258.9	$133.6

Loss and LAE:
Direct	$329.0	$366.3	$672.2	$731.8
Assumed	71.2	29.1	135.3	46.4
Gross	400.2	395.4	807.5	778.2
Ceded	(328.5)	(344.1)	(654.0)	(681.7)
Net loss and LAE	$71.7	$51.3	$153.5	$96.5
Reinsurance recoverables
Amounts recoverable from reinsurers on paid and unpaid losses and LAE are recognized in a manner consistent with the unpaid losses and LAE associated with the reinsurance and presented as reinsurance recoverables. The balances were as follows:

(in millions)	June 30, 2026	December 31, 2025
Reinsurance recoverables on unpaid losses and LAE	$2,092.9	$1,682.3
Other reinsurance recoverables:
Reinsurance recoverables on paid losses and LAE	763.7	512.7
Deposit assets (1)	61.4	69.5
Commutation consideration receivable	116.7	12.0
Total other reinsurance recoverables	941.8	594.2
Reinsurance recoverables	$3,034.7	$2,276.5
(1) Reduction of $8.1 million from December 31, 2025 to June 30, 2026 corresponds to the $8.4 million reduction in deposit asset attributed to recoveries, partially offset by $0.3 million of income amortization for the six months ended June 30, 2026.
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

Of the total reinsurance recoverables on paid and unpaid losses and LAE outstanding as of June 30, 2026, 59% were with reinsurers having an A.M. Best rating of "A-" (excellent) or better, and we require reinsurance recoverables with reinsurers that have an A.M. Best rating below "A-" or are not rated by A.M. Best to be subject to collateral arrangements through a combination of letters of credit, funds withheld arrangements or trust agreements. We consider such collateral arrangements, credit ratings assigned to reinsurers by A.M. Best and other historical default rate information in estimating the credit valuation allowance for reinsurance recoverables. The credit valuation allowance was $0.7 million and $0.6 million as of June 30, 2026 and December 31, 2025.
8. Deferred acquisition costs and deferred ceding commissions
The following table presents the amounts of policy acquisition costs deferred and amortized for insurance business retained by Accelerant:

	Three Months Ended June 30,
(in millions)	2026	2025
Balance as of April 1,	$85.0	$56.3
Direct commissions and other acquisition costs on retained business	55.5	12.8
Amortization of deferred acquisition costs	(34.8)	(18.2)
Foreign currency translation	(0.3)	0.3
Balance as of June 30,	$105.4	$51.2

	Six Months Ended June 30,
(in millions)	2026	2025
Balance as of January 1,	$76.9	$60.7
Direct commissions and other acquisition costs on retained business	97.6	25.5
Amortization of deferred acquisition costs	(68.4)	(35.3)
Foreign currency translation	(0.7)	0.3
Balance as of June 30,	$105.4	$51.2
The following table presents the amounts of ceding commissions deferred and amortized:

	Three Months Ended June 30,
(in millions)	2026	2025
Balance as of April 1,	$247.8	$194.6
Deferral of excess ceding commission income over deferred acquisition costs	51.9	142.5
Amortization of deferred excess ceding commissions to income	(75.1)	(101.6)
Foreign currency translation	0.5	(0.5)
Balance as of June 30,	$225.1	$235.0

	Six Months Ended June 30,
(in millions)	2026	2025
Balance as of January 1,	$232.5	$193.0
Deferral of excess ceding commission income over deferred acquisition costs	145.1	215.7
Amortization of deferred excess ceding commission to income	(155.6)	(172.3)
Foreign currency translation	3.1	(1.4)
Balance as of June 30,	$225.1	$235.0

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
Ceding commission income recognized for the three and six months ended June 30, 2026 included net reductions of $7.1 million due to sliding scale commission adjustments resulting from the loss experience of covered insurance contracts. For the three and six months ended June 30, 2025, ceding commission income recognized included increases of $12.5 million due to net sliding scale commission adjustments resulting from the favorable loss experience of covered insurance contracts.
9. Debt
We had the following debt outstanding as of June 30, 2026 and December 31, 2025:

(in millions)	June 30, 2026	December 31, 2025
Senior unsecured debt due 2029	$122.6	$124.2
Less: unamortized debt issuance costs	(2.5)	(2.9)
Senior unsecured debt	$120.1	$121.3
We have a credit agreement that consists of senior unsecured syndicated US dollar denominated loan facility with a September 2029 maturity date, as well as a $50 million revolving credit facility (all of which was unutilized and available as of June 30, 2026). Each borrowing under the revolving credit facility may have a maturity of one, three or six months, at our election, but may not extend beyond the credit agreement’s maturity date. Such borrowings may be repaid early.
The senior unsecured debt represents an unsecured obligation and includes a delayed draw term loan ("DDTL") feature that allows us to withdraw predefined amounts. We may withdraw up to an additional $75 million upon request, subject to the agreement of the lenders.
Partial quarterly repayments of the aggregate principal amount are required until the maturity date as reflected in the table above. Interest payments on the senior notes are due at the end of each period, being a certain month or quarter during which the applicable interest rate has been reset. The interest rate is subject to a sliding scale based on our consolidated senior debt to capitalization ratio and varies between a 3.4% and 4.0% spread in addition to the Secured Overnight Financing Rate ("SOFR"). Interest is calculated based on a 360-day year of twelve 30-day months. Interest expense for the three months ended June 30, 2026 and 2025 was $2.4 million and $2.5 million, respectively. Interest expense for the six months ended June 30, 2026 and 2025 was $4.9 million and $5.1 million, respectively.
Subject to conditions of optional prepayment, we may voluntarily prepay the senior unsecured debt at any time and from time to time, prior to the maturity date without penalty. Any prepayment, in whole or in part, shall include any accrued and unpaid interest thereon to, but excluding, the prepayment date. Any amounts we prepay may not be reborrowed.
The senior notes contain certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on minimum consolidated net worth, maximum leverage levels and a minimum interest coverage ratio. As of June 30, 2026, we were in compliance with all such covenants.

10. Equity
Common shares:
We have two classes of authorized common shares with a par value of $0.0000011951862 per share.
As of both June 30, 2026 and December 31, 2025, there were 500,000,000 Class A and 140,000,000 Class B shares authorized.
The following table shows a roll forward of our common shares issued and outstanding for the three and six months ended June 30, 2026:

Three Months Ended June 30, 2026	Class A	Class B	Total
Common shares as of April 1, 2026	115,973,643	105,402,146	221,375,789
Shares converted from Class B to Class A	6,762,273	(6,762,273)	—
Shares repurchased and retired	(4,725,968)	—	(4,725,968)
Net shares issued for vested restricted share units	268,224	—	268,224
Common shares as of June 30, 2026	118,278,172	98,639,873	216,918,045

Six Months Ended June 30, 2026	Class A	Class B	Total
Common shares as of January 1, 2026	114,580,918	107,241,428	221,822,346
Shares converted from Class B to Class A	8,601,555	(8,601,555)	—
Shares repurchased and retired	(5,554,301)	—	(5,554,301)
Net shares issued for vested restricted share units	650,000	—	650,000
Common shares as of June 30, 2026	118,278,172	98,639,873	216,918,045
Preference shares:
As of June 30, 2026 and December 31, 2025, there were 100,000,000 preference shares authorized and no preference shares issued and outstanding. The Board of Directors is authorized, without any action by our shareholders, to designate and issue preference shares in one or more classes and to designate the powers, preferences and rights of each class, which may be greater than the rights of our common shares.
Share repurchase and retirement:
On March 18, 2026, the Board of Directors approved a share repurchase program with respect to our Class A common shares in an amount not to exceed $200 million in the aggregate (excluding any fees, commission, taxes or other expenses associated with such repurchases), with such purchases to be completed on or before December 31, 2028, unless earlier modified, suspended, or terminated by the Board (the “Repurchase Program”). Under the Repurchase Program, shares may be purchased from time to time, at the Company’s discretion and subject to the market conditions, share price, alternative uses for capital, our financial performance and other potential factors. These purchases may be carried out through open market purchases, accelerated share repurchase plans, negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Shares repurchased under this program are retired and cancelled upon repurchase. During the three months ended June 30, 2026, we repurchased and retired 4,725,968 common shares for $66.4 million under the Repurchase Program, reflected as a reduction to additional paid-in-capital. During the six months ended June 30, 2026, we repurchased and retired 5,554,301 common shares for $77.3 million under the Repurchase Program.
As of June 30, 2026, we had outstanding approval to purchase up to $122.7 million, in the aggregate, of our outstanding common share under the Repurchase Program.
In addition, during the three months ended June 30, 2026, we acquired 174,026 common shares related to employee tax withholding obligations associated with employee incentive plans for $2.4 million which were retired in the same period. During the six months ended June 30, 2026, we acquired 403,288 common shares related to employee tax withholding obligations associated with employee incentive plans for $5.3 million which were retired in the same period.
The excess of the repurchase price over the par value of the common shares was required to be reflected as a reduction to additional paid-in capital presented within our condensed consolidated statement of shareholders’ equity as we have an accumulated deficit.

11. Share-based compensation
The following table summarizes the share-based compensation and liability classified awards expense we recognized by award type for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Share options	$17.4	$3.0	$35.4	$5.4
Restricted share units (1)	5.4	—	16.0	—
Employee share purchase plan	0.1	—	0.3	—
Liability-classified awards	2.3	—	5.6	—
Total share-based compensation expenses	$25.2	$3.0	$57.3	$5.4
(1) Amount for the six months ended June 30, 2026 includes $8.4 million of expense related to the acceleration of restricted share units related to a separation agreement with a former executive. Under the terms of such separation agreement, the vesting of 442,250 previously unvested RSUs was accelerated as of the separation date, resulting in this incremental share-based compensation expense.
Share options granted to employees
The following table summarizes the activity related to share option awards for the six months ended June 30, 2026:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted- Average Fair Value
Outstanding as of January 1, 2026	41,778,521	$21.43	9.1	$—	$7.12
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled	(767,981)	19.42	—	—	—
Forfeited	(1,070,309)	21.62	—	—	—
Outstanding as of June 30, 2026	39,940,231	$21.46	8.6	$—	$7.17
Options exercisable as of June 30, 2026	9,618,884	$20.06	7.6	$—	$2.87
Options unvested as of June 30, 2026	30,321,347	$21.91	8.9	$—	$8.54
For the three months ended June 30, 2026 and 2025, share-based compensation expense from share option awards granted was $17.4 million and $3.0 million, respectively, which is included in "General and administrative expenses" in our condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, share-based compensation expense from share option awards granted was $35.4 million and $5.4 million, respectively.
The unrecognized compensation cost related to unvested share option awards as of June 30, 2026 and December 31, 2025 was $204.4 million and $247.7 million, respectively. The weighted average remaining requisite service period as of June 30, 2026 is 1.4 years, over which period the total cost will be amortized as compensation expense within the financial statements.

Restricted share units ("RSUs")
The following table summarizes the activity related to RSUs for the six months ended June 30, 2026:

	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2026	1,926,188	$20.19
Granted	5,491,457	11.72
Vested	(526,747)	20.80
Forfeited	(441,823)	20.20
Unvested as of June 30, 2026	6,449,075	$12.93
For the three and six months ended June 30, 2026, share-based compensation expense from RSUs granted was $5.4 million and $16.0 million, which is included in "General and administrative expenses" in our condensed consolidated statements of operations.
As of June 30, 2026 and December 31, 2025, the unrecognized compensation cost related to unvested RSUs was $74.5 million and $34.9 million, respectively. The weighted average remaining requisite service period is 2.0 years, over which period the total cost will be amortized as share-based compensation expense within the financial statements.
Additionally, we have granted Performance Share Units ("PSUs") to certain executives and employees. The PSUs vest based on the achievement of annual performance targets over a three-year period of continued service to the Company, with the number of shares earned ranging from 0% to 250% of the target award. During the six months ended June 30, 2026, the Company recognized $0.9 million related to PSU awards included in as a component of RSUs.
2025 Employee Stock Purchase Plan ("ESPP")
For the three and six months ended June 30, 2026, share-based compensation expense from ESPP was $0.1 million and $0.3 million, which is included in "General and administrative expenses" in our condensed consolidated statements of operations.
Liability Classified Awards
For the three and six months ended June 30, 2026, the share-based compensation expense from the liability classified awards was $2.3 million and $5.6 million, respectively, which is included in "General and administrative expenses" in our consolidated statements of operations. As of June 30, 2026, the liability balance from the liability classified awards was $9.3 million, which is included in "Accounts payable and other liabilities" within our condensed consolidated balance sheets.

12. Earnings per share
The following table sets forth the computation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income	$80.0	$13.1	$75.9	$20.9
Adjustment for net income attributable to non-controlling interests	(1.3)	(4.3)	(2.4)	(5.6)
Net income attributable to Accelerant common shareholders	$78.7	$8.8	$73.5	$15.3
Denominator:
Weighted-average common shares outstanding - basic	218,412,430	166,185,094	220,188,399	166,185,094
Effect of dilutive securities:
Dilutive common shares (1)	1,278,356	39,763,577	907,466	39,728,299
Weighted-average common shares outstanding - diluted	219,690,786	205,948,671	221,095,865	205,913,393
Net income attributable to Accelerant per common share:
Basic	$0.36	$0.05	$0.33	$0.09
Diluted	$0.36	$0.04	$0.33	$0.07
(1) Potential dilutive common shares consist of all of our convertible preference shares in the 2025 period and certain of our share-based compensation awards as described in Note 11. The potential common shares excluded from the calculation of potential diluted shares outstanding were 45,130,706 shares and 45,495,211 shares (primarily related to share options granted to employees that have an exercise price above the market price of shares during the period) for the three and six months ended June 30, 2026, respectively. The potential common shares excluded from the calculation of potential diluted shares outstanding were 17,382,748 shares and 17,418,027 shares for the three and six months ended June 30, 2025, respectively.
13. Income taxes
For the three months ended June 30, 2026 and 2025, our effective tax rates were 8.5% and 41.3%, respectively. For the six months ended June 30, 2026 and 2025, our effective tax rates were 15.1% and 44.7%, respectively. We use the estimated annual effective tax rate method for calculating our tax provision in interim periods, which reflects our best estimate of the effective tax rate expected for the full year. The effective tax rates in both periods were impacted by taxable income subject to tax in certain jurisdictions, losses incurred in zero tax rate jurisdictions and valuation allowances offsetting available carry-forward losses in certain jurisdictions.
The relationship of our income tax expense to pre-tax income (loss) has been atypical because our taxable income has predominantly been generated in the US, UK, Ireland, and Puerto Rico resulting in income tax expense in those jurisdictions (entities in such jurisdictions are referred to as “tax-paying entities”).
Meanwhile, in prior periods, we have incurred operating losses in certain zero tax rate jurisdictions (such as in our reinsurance entity in the Cayman Islands) resulting in no income tax benefit. We have also incurred pre-tax operating losses in Belgium and other jurisdictions where we have generated cumulative operating losses; however, in each of those cases, a valuation allowance has been recorded against the corresponding deferred tax assets (entities in these two types of jurisdictions are referred to as “non-tax paying entities”).
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

The composition of our effective tax rates among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total effective tax rate, were as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
Income (loss) before income taxes	$29.7	$57.7	$87.4	$42.8	$(20.5)	$22.3
Income tax expense	7.4	—	7.4	9.2	—	9.2
Effective tax rate	24.9%	—	8.5%	21.5%	—	41.3%

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
Income (loss) before income taxes	$48.8	$40.6	$89.4	$97.0	$(59.2)	$37.8
Income tax expense	13.5	—	13.5	16.9	—	16.9
Effective tax rate	27.7%	—	15.1%	17.4%	—	44.7%
14. Other assets
Other assets consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Net deferred tax assets	$78.9	$77.8
Commission income receivable	50.7	45.1
Funds withheld by reinsurers	18.1	19.3
Prepaid expenses	20.6	16.4
Current income tax recoverable	31.9	9.3
Other	34.0	30.2
Total	$234.2	$198.1
15. Accounts payable and other liabilities
Accounts payable and other liabilities consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Insurance balances payable	$409.7	$296.5
Premium tax payables	45.3	50.9
Commission refund liabilities	43.9	45.2
Deposit liabilities	10.9	23.6
Corporation tax payable	10.1	8.7
Accrued expenses and other	148.4	168.7
Total	$668.3	$593.6

16. Related party transactions
For the three months ended June 30, 2025, we had an income statement benefit of $1.4 million related to the contractual adjustment of previously accrued expenses incurred with Altamont Capital Management LLC ("ACM"), an affiliate. For the six months ended June 30, 2025, we incurred $0.7 million of advisory fees and expenses with ACM. In July 2025, we agreed to terminate the existing management services agreement with ACM, which previously set out terms on which, among other things, we had compensated ACM for its services; therefore, there were no expenses accrued during the three and six months ended June 30, 2026.
For the six months ended June 30, 2026 and 2025, Hadron, an Accelerant Risk Exchange Insurer majority owned by Altamont Capital Partners, an affiliate, accounted for $399.0 million and $292.7 million of Exchange Written Premium, respectively.
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
Unfunded investment commitments
As of June 30, 2026, we had unfunded commitments of $6.9 million in respect of our limited partnership investments. Refer to Note 4 for additional information.
18. Subsequent events
Proposed Merger
On August 13, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cherry Tree BidCo, a Cayman Islands exempted company (“Parent”), and Cherry Tree Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Thoma Bravo Discover Fund V, L.P., an investment fund managed by Thoma Bravo, L.P. Pursuant to, and subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Accelerant, with Accelerant continuing as the surviving company and becoming a wholly-owned subsidiary of Parent (the “Merger”).
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each Class A common share and Class B common share of the Company, $0.0000011951862 par value per share (the “Shares”), issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive $20.25 in cash, without interest, plus, if applicable, an additional consideration via a “ticking fee” that will accrue daily at a rate of 6% per annum if certain insurance regulatory approvals have not been obtained by a certain date (together, the “Merger Consideration”). Accrual of the ticking fee commences no more than fifteen business days following the satisfaction of certain closing conditions (other than those related to insurance regulatory approvals) and ends after the receipt of such insurance regulatory approvals.
The Merger Agreement and the transactions contemplated thereby, including the Merger, have been unanimously approved by Accelerant’s Board of Directors. Consummation of the Merger is subject to certain customary closing conditions, including, among other things, receipt of Company shareholder approval and applicable regulatory approvals and is expected to close in the first half of 2027. The Merger Agreement also contains termination rights for each of the Company and Parent and associated termination fees payable under specified circumstances. If the Merger is consummated, the Shares will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.

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
By harnessing our proprietary technology, access to data, and industry experience, we believe we have created the preeminent marketplace of the specialty insurance industry. As of June 30, 2026, we had 314 Members (an increase of 18 Members since March 31, 2026) and 97 Risk Capital Partners on our platform. We have grown Exchange Written Premium at a 171% compounded annual growth rate since our inception. As we have matured and continued to scale our business, our annual growth rate has moderated.
Recent Business Developments
Proposed Merger
On August 13, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cherry Tree BidCo, a Cayman Islands exempted company (“Parent”), and Cherry Tree Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Thoma Bravo Discover Fund V, L.P., an investment fund managed by Thoma Bravo, L.P. Pursuant to, and subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Accelerant, with Accelerant continuing as the surviving company and becoming a wholly-owned subsidiary of Parent (the “Merger”).
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each Class A common share and Class B common share of the Company, $0.0000011951862 par value per share (the “Shares”), issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive $20.25 in cash, without interest, plus, if applicable, an additional consideration via a “ticking fee” that will accrue daily at a rate of 6% per annum if certain insurance regulatory approvals have not been obtained by a certain date (together, the “Merger Consideration”). Accrual of the ticking fee commences no more than fifteen business days following the satisfaction of certain closing conditions (other than those related to insurance regulatory approvals) and ends after the receipt of such insurance regulatory approvals.

Treatment of our equity awards
The Merger Agreement also provides that, at the Effective Time, by virtue of the Merger:
•Each in-the-money share option, whether vested or unvested, will be canceled and exchanged for a cash payment equal to its aggregate spread value (based on the excess of the Merger Consideration over the per-Share exercise price and the number of Shares underlying such share option). All underwater share options, whether vested or unvested, will be cancelled for no consideration.
•Each restricted share unit (“RSU”) that vests at the Effective Time in accordance with the terms of the applicable award agreement (“Single Trigger RSUs”) will be canceled in exchange for a cash payment equal to the product of the Merger Consideration and the number of Shares subject to such Single Trigger RSU.
•RSUs that are not a Single Trigger RSU will be canceled and converted into the right to receive a cash amount equal to the product of the Merger Consideration and the number of Shares subject to such RSU, which will vest and be paid out on the same vesting terms, and will be subject to the same terms and conditions, that applied to the corresponding RSU.
•Each Performance Share Unit (“PSU”) will be canceled and converted into the right to receive a cash payment equal to the product of the Merger Consideration and the number of Shares subject to such to which the holder of such PSU would be entitled upon settlement thereof assuming satisfaction of the performance goal(s) based on maximum performance for the Company PSUs, which will vest and be paid out on the same terms, and will be subject to the same terms and conditions, that applied to the corresponding PSU.
Conditions to the Merger
The Merger Agreement and the transactions contemplated thereby, including the Merger, have been unanimously approved by Accelerant’s Board of Directors. Consummation of the Merger is subject to certain customary closing conditions, including, among other things, receipt of Company shareholder approval and applicable regulatory approvals and is expected to close in the first half of 2027. The Merger Agreement also contains termination rights for each of the Company and Parent and associated fees under specified circumstances. If the Merger is consummated, the Shares will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed on August 13, 2026.
Partnership with WoodStar Reciprocal Exchange
During the second quarter of 2026, we entered a partnership with the newly formed WoodStar Reciprocal Exchange (“WoodStar”). WoodStar was funded with a total of $220 million of surplus notes, composed of $160 million investment in surplus notes by unrelated third parties and a $60 million investment in surplus notes by WoodStar Risk Management Inc. ("WRMI"), WoodStar's attorney-in-fact, also funded by unrelated third parties. WRMI's investment in the surplus notes was partly funded by $40 million paid in kind interest debt instrument issued by an unrelated third party. WoodStar will provide underwriting capacity for the Accelerant Risk Exchange. Accelerant will provide underwriting and other services to WoodStar pursuant to contractual service arrangements. WoodStar is managed by WRMI. We hold a majority ownership interest in WRMI, a variable interest entity, however a third-party investor in the WoodStar structure maintains certain rights that provide contractual authority over the most substantial activities of WRMI, and therefore we do not consolidate WoodStar's financial results. Our ownership interest in WRMI will be treated as an equity method investment within our consolidated financial statements. Our maximum exposure to loss consists of our basis in our investment in WRMI (which was immaterial as of June 30, 2026), the obligation to perform under our service contracts with WoodStar and our share of the operating results from WRMI.
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

The remaining Members consist of “Mission Members” and “Owned Members.” Mission Members are Members started within Mission Underwriters, our MGA incubation platform. With Mission Underwriters, we support entrepreneurial specialty underwriters with start-up capital and operational tools and resources to form their own MGAs that are then jointly owned by Mission Underwriters and the specialty underwriters. Our primary means of identifying such underwriters is our reliance on the Accelerant management team’s knowledge of the specialty insurance markets, which includes reliance on certain historical metrics (such as loss ratios) from their underwriting track records at reputable incumbent institutions and, generally, prospective underwriters’ reputations among the industry, leveraging our experience and tenure in the space. Such knowledge includes an awareness of high-quality underwriters in these markets. Mission Underwriters attracts specialty underwriters with its independence, turnkey back office, and equity incentivization combined with the overall Accelerant value proposition. We supplement this market awareness through arrangements with a number of specialist recruiters that seek out underwriters that match our desired profile. While our ongoing recruitment efforts will continue to be important as we grow, we do not currently expect any associated recruitment costs to increase materially over time. Mission Underwriters owns the majority of the MGAs that it helped to create, with meaningful equity shared with management teams based on the performance of their MGA. Owned Members are Members in which we either have a minority ownership interest or controlling equity interest. Typically, our investments in Owned Members take the form of an initial minority ownership interest and a contractual call option for a controlling equity ownership interest over time.
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
Members and Exchange Written Premium Detail

	Three Months Ended June 30,
	2026			2025
($ in millions)	# of Members	Exchange Written Premium		# of Members	Exchange Written Premium
Independent Members	261	$904.6		201	$759.3
Mission Members	35	293.1		31	199.6
Owned Members	18	124.6		16	113.4
Total	314	$1,322.3		248	$1,072.3
Exchange Premium Growth Rate		23%	(1)		42%

	Six Months Ended June 30,
	2026			2025
($ in millions)	# of Members	Exchange Written Premium		# of Members	Exchange Written Premium
Independent Members	261	$1,735.0		201	$1,473.2
Mission Members	35	507.0		31	373.5
Owned Members	18	219.0		16	210.8
Total	314	$2,461.0		248	$2,057.5
Exchange Premium Growth Rate		20%	(1)		53%
(1) The year-over-year growth rate of 23% and 20% for the three and six months ended June 30, 2026 was suppressed relative to prior periods as it reflects our placement of an underperforming Member into runoff. Excluding that Member, Exchange Written Premium grew by $291.4 million (or 28%) and $495.5 million (or 25%) for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025.

Our Risk Capital Partners (“Demand Side” of the Accelerant Risk Exchange)
Currently, our Risk Capital Partners include third-party insurance companies, reinsurance companies, and institutional investors. As of June 30, 2026, 19 Accelerant Risk Exchange Insurers (an increase of five Accelerant Risk Exchange Insurers since June 30, 2025) accessed gross premium written directly from the Accelerant Risk Exchange (on a primary insurance basis) rather than via reinsurance from Accelerant Underwriting, accounting for 44% of the premium written on the Accelerant Risk Exchange for the six months ended June 30, 2026, as compared to 23% for the six months ended June 30, 2025.
We refer to gross written premium written directly on behalf of the Accelerant Risk Exchange Insurers as “Third-Party Direct Written Premium.” All premiums written by Accelerant Underwriting, including that which is ultimately reinsured to institutional investors and third-party reinsurers, is referred to as Accelerant GWP. We expect the premium placed with the Accelerant Risk Exchange Insurers will increase in coming years, and as a result, the contribution from Third-Party Direct Written Premium will continue to increase. This is expected to lead to less overall revenue growth in our Underwriting segment, but more direct commission income within our Exchange Services segment.
For Accelerant Underwriting, we have historically targeted reinsuring approximately 90% of our gross premium written to institutional investors and third-party reinsurers, while retaining approximately 10% of these gross premiums written. For the trailing twelve months ended June 30, 2026, Accelerant-Retained Exchange Premium represented 13% of Exchange Written Premium.
Our Business Model
We operate our business across three reportable segments – Exchange Services, which is the core of Accelerant, as well as MGA Operations and Underwriting. Exchange Services and MGA Operations are both fee-based businesses. Underwriting captures the net ceding commission income from reinsurers and Flywheel Re, an unconsolidated reinsurance sidecar, and net underwriting profit from retained business that we write or assume.
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
•MGA Operations: This segment reports all revenue and expenses from Mission Members and Owned Members in which we have majority ownership positions. Equity method accounting is used for Owned Members in which we have a non-controlling equity ownership interest. The largest component of the segment is our investment in the 35 Mission Members as of June 30, 2026. There are 18 Owned Members as of June 30, 2026, of which nine are majority-owned and controlled by us and therefore consolidated in our financial statements.
•Underwriting: Our Underwriting segment includes all revenue and expenses associated with our Accelerant Underwriting companies (each of which solely operates through the Accelerant Risk Exchange) and reinsurance companies. We view the Underwriting segment as a strategic capability and source of operational flexibility and alignment with current and prospective Risk Capital Partners. Accelerant Underwriting earns premiums and pays losses from business sourced and retained through the Accelerant Risk Exchange. Accelerant Underwriting pays commissions to the Accelerant Risk Exchange as consideration to access this business on market-consistent terms with the Accelerant Risk Exchange Insurers. This is offset by the ceding commission we receive from several third-party reinsurers including Flywheel Re, for ceding premium and losses to them. The performance of our Underwriting segment will vary with the performance of the portfolio reinsured to Risk Capital Partners. We expect the portion of the Accelerant Risk Exchange premium underwritten by Accelerant Underwriting to decrease over time, relative to other segments, as the Accelerant Risk Exchange Insurers increase in number and grow their premium written through our Accelerant Risk Exchange.

A high-level view of our business model is included below (based on activity for the trailing twelve months ended June 30, 2026):
Notes: (all amounts exclude general and administrative expenses)
(1) Calculated as Exchange Services direct commission income divided by Exchange Written Premium (rounded from 8.4%).
(2) Calculated as MGA Operations direct commission income and net investment income, divided by Exchange Written Premium attributable to Mission Members and Owned Members.
(3) Calculated as net earned premium and ceding commission income, reduced by losses and loss adjustment expenses and the amortization of DAC, plus net investment income expressed as a percentage of total Underwriting gross earned premium (rounded from 2.8%).
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
Access to Third-Party Capital Providers to Support Members
Our future revenue growth also depends, in part, on our ability to expand our relationships with new and existing third-party capital providers to meet the growth of gross premiums sourced by our Members. We believe that the low-hazard, low-limit specialty business that we source from our Members will continue to attract these Risk Capital Partners. Since 2019, we have grown our Risk Capital Partners from two to 97 as of June 30, 2026. As of June 30, 2026, we had 19 Accelerant Risk Exchange Insurers.
Sourcing a Portfolio with Sustainable Loss Ratios
Our ability to maintain the support of Risk Capital Partners depends, in part, on maintaining an attractive ratio of gross premiums to gross losses and gross commissions that Risk Capital Partners pay to the Accelerant Risk Exchange. We believe the historic quality of the portfolio written by our Members is reflected by the Gross Loss Ratios of 52.0% and 51.8% for the six months ended June 30, 2026 and 2025, respectively. We intend to leverage our data and analytics capability and our team of expert underwriters to continue to produce a portfolio with increasing diversification and attractive risk/return characteristics for our Risk Capital Partners.

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
Net investment income
Net investment income represents interest earned from fixed maturity securities, short-term securities and other investments, less interest expense on funds held under reinsurance. Dividends from equity securities and other investments are also included in net investment income. Interest, dividend income and amortization of fixed maturity market premiums and discounts related to these securities are recorded in net investment income, net of investment management and custody fees. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio.
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

General and administrative expenses
General and administrative expenses primarily consist of salaries, employee benefits and other general operating expenses that are expensed as incurred, and share-based compensation expenses. Generally, we expect our distribution, underwriting, and claims operating expenses to be most closely tied to growth of our membership and our Accelerant Risk Exchange premium volume. However, these and other functions within the Accelerant Risk Exchange (including costs of supporting the development of the Accelerant Risk Exchange), and our other segments have large, fixed-cost components that we believe will increase operating leverage as gross premiums continue to grow. Share-based compensation expenses represent amortization of the grant date fair value of equity awards granted to employees and directors, including restricted share units, share options, and other awards that can settle in cash or the common shares, over the requisite service period using the straight-line method. Forfeitures are recognized as they occur. The portion of the awards that settle in our common shares are non-cash in nature. We expect share-based compensation expenses to fluctuate over time in connection with new equity grants, changes in our workforce, and the overall structure of our long-term incentive programs.
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
As of June 30, 2026, we had net deferred tax assets of $76.4 million and also apply valuation allowances to certain of our deferred tax assets of unutilized net operating losses (“NOLs”) and other basis differences in jurisdictions that have generated cumulative losses. Our net deferred tax assets can not be offset with net deferred tax liabilities from different tax jurisdictions. As of June 30, 2026, one of our tax jurisdictions had $2.5 million of net deferred tax liabilities. All other jurisdictions had aggregate net deferred tax assets of $78.9 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless indicated)	2026	2025	2026	2025
Number of members (1)	314	248	314	248
Net revenue retention (1)	111%	151%	111%	151%
Exchange written premium (1)	$1,322.3	$1,072.3	$2,461.0	$2,057.5
Accelerant direct written premium (1)	53%	73%	56%	77%
Third-party direct written premium (1)	47%	27%	44%	23%
Accelerant-retained exchange premium (1)	13%	6%	13%	6%
Exchange written premium growth rate (1)	23%	42%	20%	53%
Total revenues	$356.9	$219.1	$630.2	$397.1
Gross loss ratio	52.0%	50.5%	52.0%	51.8%
Income before income taxes	$87.4	$22.3	$89.4	$37.8
Net income	$80.0	$13.1	$75.9	$20.9
Non-GAAP financial measures (2)
Operating revenues (2)	$303.9	$219.2	$577.1	$393.2
Adjusted EBITDA (2)	$93.1	$63.6	$159.2	$102.4
Adjusted EBITDA margin (2)	31%	29%	28%	26%
Adjusted net income (2)	$70.0	$26.4	$107.7	$43.7
(1) See definitions below for explanation of calculations and metrics.
(2) Refer to “Reconciliation of Non-GAAP financial measures” section for details on how non-GAAP measures are defined and reconciled to to the most applicable GAAP measures. Beginning with first quarter of 2026, we updated certain definitions for our non-GAAP measures to exclude the impact of net realized and unrealized investment gains or losses. Net realized and unrealized investment gains (losses) were $53.0 million and $(0.1) million in the second quarter of 2026 and 2025, respectively, and $53.1 million and $3.9 million in the first six months of 2026 and 2025, respectively. Amounts for the three and six months ended June 30, 2025 in the table above were recast to reflect the new presentation.
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
As of June 30, 2026, we had 314 Members. Our Members wrote $2.46 billion of Exchange Written Premium for the six months ended June 30, 2026. This compares to Exchange Written Premium of $2.06 billion for the six months ended June 30, 2025, representing a 20% increase. Of our 314 Members, 35 are Mission Members, 18 are Owned Members, and 261 are Independent Members. Of the $2.46 billion in Exchange Written Premium for the six months ended June 30, 2026, 56% was written by Accelerant Underwriting as Accelerant Direct Written Premium and 44% was written by our 19 Accelerant Risk Exchange Insurers as Third-Party Direct Written Premium.

Net Revenue Retention
We define Net Revenue Retention, expressed as a percentage, as the current trailing twelve-month period’s Exchange Written Premium for Members that were actively writing Exchange Written Premium in the comparable trailing twelve-month period divided by these same Members’ prior-period Exchange Written Premium. This measure demonstrates an aggregate measure of the net growth of Exchange Written Premium from previously onboarded Members.
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
Accelerant-Retained Exchange Premium
We define Accelerant-Retained Exchange Premium, expressed as a percentage, as Accelerant GWP net of ceded written premium for the trailing twelve-month period, divided by total Exchange Written Premium for the trailing twelve-month period. This represents the percentage of total Exchange Written Premium that Accelerant-owned insurance companies retain relative to total Exchange Written Premiums. We expect this retained portion of Exchange Written Premium in the aggregate to decrease over time as Exchange Written Premium is increasingly written with existing and new Accelerant Risk Exchange Insurers.
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
Adjusted EBITDA and Adjusted Net Income
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
•Other expenses: Represents costs related to our non-core business operations, primarily related to our global enterprise resource planning system and integrated financial reporting systems, and legal and advisory costs in connection with corporate development activities including mergers and acquisitions, capital raising activities and entity formations that support our growing business, and Mission profit sharing expenses (including periodic buyouts of existing awards).
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
•Share-based compensation expenses included within general and administrative expenses: Represents non-cash expense related to the fair value of share-based equity awards granted to employees and directors, including restricted share units and share options and other awards that can settle in cash, recognized over the requisite service period for the awards.
•Net foreign currency exchange gains (losses): Represents non-cash foreign currency gains or losses related to transactions in currencies other than an operation’s functional currency and are excluded both on the basis of volatility and that such amounts are largely offset by corresponding changes in other comprehensive income primarily based on our intercompany reinsurance.
We define "Adjusted Net Income" as GAAP net income (loss) excluding the impact of the following items:
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
Adjusted EBITDA Margin
We define “Adjusted EBITDA Margin” as Adjusted EBITDA divided by Operating Revenues. Adjusted EBITDA Margin is an internal performance measure used in the management of our operations. The reconciliation of the above non-GAAP measures to each of their most directly comparable GAAP financial measures is set forth in the reconciliation table below.
The following table provides a reconciliation of net income to Adjusted net income, Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$80.0	$13.1	$75..9	$20.9
Adjustments:
Net realized gains on investments	(26.0)	(0.4)	(26.1)	(2.7)
Net unrealized (gains) losses on investments	(27.0)	0.5	(27.0)	(1.2)
Share-based compensation expenses (1)	25.2	3.0	57.3	5.4
Other expenses (2)	26.8	13.2	44.5	25.0
Tax effect of adjustments to net income (3)	(9.0)	(3.0)	(16.9)	(3.7)
Adjusted net income	70.0	26.4	107.7	43.7
Adjustments:
Add back tax effect of adjustments to net income	9.0	3.0	16.9	3.7
Income tax expense	7.4	9.2	13.5	16.9
Interest expenses	2.4	2.5	4.9	5.1
Depreciation and amortization	10.4	8.3	20.4	15.7
Net foreign exchange (gains) losses	(6.1)	14.2	(4.2)	17.3
Adjusted EBITDA	$93.1	$63.6	$159.2	$102.4

Total revenues	356.9	219.1	630.2	397.1
Less: net realized and unrealized (gains) losses on investments	(53.0)	0.1	(53.1)	(3.9)
Operating revenues	303.9	219.2	577.1	393.2
Adjusted EBITDA margin	31%	29%	28%	26%
(1) Share-based compensation expenses are included in "General and administrative expenses" in our condensed consolidated Statement of Operations.

(2) Other expenses for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
System development non-operating costs	$7.2	$3.6	$14.5	$8.2
Professional costs related to corporate development and capital raise activities	5.0	6.1	9.0	9.7
Mission profit sharing expenses	13.1	4.4	16.8	6.0
Individually insignificant costs (benefits)	1.5	(0.9)	4.2	1.1
Total other expenses	$26.8	$13.2	$44.5	$25.0
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

Condensed Consolidated Results of Operations
The following tables reflect our consolidated results of operations for the three and six months ended June 30, 2026 and 2025 in the format that we use to analyze our financial performance. This information is derived from our interim condensed consolidated financial statements prepared in accordance with GAAP and included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Accelerant Holdings
Consolidated Statements of Operations Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenues
Ceding commission income	$75.1	$101.6	$155.6	$172.3
Direct commission income	92.5	34.2	143.3	62.3
Net earned premiums	129.1	70.6	258.9	133.6
Net investment income	7.2	12.8	19.3	25.0
Net realized gains on investments	26.0	0.4	26.1	2.7
Net unrealized gains (losses) on investments	27.0	(0.5)	27.0	1.2
Total revenues	356.9	219.1	630.2	397.1
Expenses
Losses and loss adjustment expenses	71.7	51.3	153.5	96.5
Amortization of deferred acquisition costs	34.8	18.2	68.4	35.3
General and administrative expenses (1)	129.5	89.1	253.3	164.4
Interest expenses	2.4	2.5	4.9	5.1
Depreciation and amortization	10.4	8.3	20.4	15.7
Net foreign exchange (gains) losses	(6.1)	14.2	(4.2)	17.3
Other expenses	26.8	13.2	44.5	25.0
Total expenses	269.5	196.8	540.8	359.3
Income before income taxes	87.4	22.3	89.4	37.8
Income tax expense	(7.4)	(9.2)	(13.5)	(16.9)
Net income	80.0	13.1	75.9	20.9
Adjustment for net income attributable to non-controlling interests	(1.3)	(4.3)	(2.4)	(5.6)
Net income attributable to Accelerant common shareholders	$78.7	$8.8	$73.5	$15.3
(1) General and administrative expenses include share-based compensation expenses of $25.2 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively, $57.3 million and $5.4 million for the six months ended June 30, 2026 and 2025, respectively.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Ceding Commission Income
Ceding commission income of $75.1 million and $155.6 million for the three and six months ended June 30, 2026 decreased $26.5 million (or 26%) and $16.7 million (or 10%) from the three and six months ended June 30, 2025 amounts of $101.6 million and $172.3 million. Ceding commission income recognized for the three and six months ended June 30, 2026 included net reductions of $7.1 million due to sliding scale commission adjustments resulting from the loss experience of covered insurance contracts. For the three and six months ended June 30, 2025, ceding commission income recognized included increases of $12.5 million due to net sliding scale commission adjustments resulting from the favorable loss experience of covered insurance contracts.
The following table presents the amounts of ceding commissions deferred and amortized for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in millions)	2026	2025
Balance as of April 1,	$247.8	$194.6
Deferral of excess ceding commission income over deferred acquisition costs	51.9	142.5
Amortization of deferred excess ceding commissions to income	(75.1)	(101.6)
Foreign currency translation	0.5	(0.5)
Balance as of June 30,	$225.1	$235.0

	Six Months Ended June 30,
(in millions)	2026	2025
Balance as of January 1,	$232.5	$193.0
Deferral of excess ceding commission income over deferred acquisition costs	145.1	215.7
Amortization of deferred excess ceding commissions to income	(155.6)	(172.3)
Foreign currency translation	3.1	(1.4)
Balance as of June 30,	$225.1	$235.0
The amortization of the excess deferred ceding commissions is recorded as “Ceding commission income” in our consolidated statements of operations.
Direct Commission Income
Direct commission income was $92.5 million and $143.3 million for the three and six months ended June 30, 2026, respectively, representing increases of $58.3 million (or 170%) and $81.0 million (or 130%) as compared to the same periods in 2025 of $34.2 million and $62.3 million, respectively. These increases were primarily due to planned contract modifications with certain of our third party insurers that caused premium that would have been assumed by Accelerant Underwriting to instead be subject to reinsurance coordinated directly by our third party insurers with independent reinsurers. These changes were effective at the beginning of the second quarter 2026 and led to increased direct commission income of $22.1 million. Additionally, we executed a transaction that returned a portion of unearned premium from Accelerant Underwriting to third party insurers resulting in an additional $12.6 million of direct commission income. The remaining increase in commissions related to increased volume in our Exchange Services and MGA Operations segments on business written with other unaffiliated entities.
Additionally, the amount of our business between Accelerant-affiliated entities (including from Underwriting to Exchange Services and Exchange Services to MGA Operations) decreased year-over-year. However, all transactions between affiliated entities are fully eliminated in our consolidated results of operations. A discussion of the impact of consolidation and elimination adjustments is further discussed below under “Segment Information — Consolidation and Elimination Adjustments.”

Net Earned Premium
Accelerant direct and assumed GWP was $742.6 million and $1.59 billion for the three and six months ended June 30, 2026, respectively, representing a decrease of $168.7 million (or 19%) and a decrease of $198.8 million (or 11%) compared to the same periods in 2025 of $911.3 million and $1.79 billion, respectively.
The quarter-over-quarter and year-over-year change in Accelerant GWP is the result of new and existing Member growth that was more than offset by the increasing share of Exchange Written Premium written by third-party Accelerant Risk Exchange Insurers (instead of by Accelerant Underwriting).
Since June 30, 2025, we have added 66 new Members, bringing the total number of Members to 314 as of June 30, 2026. This Member growth was driven by our continued expansion across all of our markets.
Net written premiums were $174.2 million and $324.9 million for the three and six months ended June 30, 2026, representing an increase of $155.4 million (or 827%) and $233.7 million (or 256%) compared to the same periods in 2025 of $18.8 million and $91.2 million. The increase, despite the aforementioned drivers of the reduction in Accelerant GWP, is related to an increase in our net retention of Accelerant GWP (23.5% and 20.5% for the three and six months ended June 30, 2026 compared to 2.1% and 5.1% for the same periods in 2025).
Our retention increased relative to the comparative prior year periods, as well as compared to our targeted retention level of 10%, primarily due to additional premium that we assumed from third party insurers as a result of commutation transactions. The reserves assumed by Accelerant under those commutations were then subject to outbound loss portfolio transfers executed during the second quarter. Additionally, the cost of our excess of loss reinsurance for the three and six months ended June 30, 2026 was lower than in the same periods in 2025. Finally, our retention of premium during the comparative six months ended June 30, 2025 was lower than typical due to the effect of incremental quota-share reinsurance transactions we executed during the second quarter of 2025.
Net earned premium was $129.1 million and $258.9 million for the three and six months ended June 30, 2026, respectively, representing increases of $58.5 million (or 83%) and $125.3 million (or 94%) compared to the same periods in 2025 of $70.6 million and $133.6 million, respectively. These increases were driven by the earn-through of increased net written premium occurring over the last year consistent with that described for the most recent three-month and six-month periods above.
The table below shows the amount of Accelerant premiums written on a gross and net basis, as well as net earned premiums for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Gross written premiums	$742.6	$911.3	$1,586.5	$1,785.3
Ceded written premiums	(568.4)	(892.5)	(1,261.6)	(1,694.1)
Net written premiums	$174.2	$18.8	$324.9	$91.2

Net earned premiums	$129.1	$70.6	$258.9	$133.6
Net Investment Income
Net investment income was $7.2 million and $19.3 million for the three and six months ended June 30, 2026, respectively, representing a decrease of $5.6 million (or 44%) and a decrease of $5.7 million (or 23%) compared to the same periods in 2025 of $12.8 million and $25.0 million, respectively. The decrease was driven by an increase in interest expense on funds held under reinsurance.
Refer to Note 4 to our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Net Realized Gains on Investments
Net realized gains on investments were $26.0 million and $26.1 million for the three and six months ended June 30, 2026, respectively, representing increases of $25.6 million and $23.4 million compared to the same periods in 2025 of $0.4 million and $2.7 million. For the three months ended June 30, 2026, we recognized $54.1 million of total gains ($27.0 million of income as a component of unrealized gains and $27.1 million of income as a component of realized gains) following observable prices related to one of our investments in a TPA following capital markets transactions, in which we participated by selling approximately half of our ownership interest.

Refer to Note 4 to our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Net Unrealized Gains (Losses) on Investments
Net unrealized gains on investments were $27.0 million for both the three and six months ended June 30, 2026, representing increases of $27.5 million and $25.8 million compared to net unrealized losses of $0.5 million for the three months ended June 30, 2025 and net unrealized gains of $1.2 million for the six months ended June 30, 2025. These increases were primarily driven by the aforementioned gain on the increase in value of our investment in one of our TPAs.
Refer to Note 4 to our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Loss and Loss Adjustment Expenses
Net losses and LAE were $71.7 million and $153.5 million for the three and six months ended June 30, 2026, respectively, representing increases of $20.4 million (or 40%) and $57.0 million (or 59%) compared to the same periods in 2025 of $51.3 million and $96.5 million, respectively. These increases were, in each period, driven primarily by growth in our net earned premium base. Net losses for the three and six months ended June 30, 2026 included a $7.3 million gain resulting from a commutation agreement completed during the second quarter of 2026.
Gross incurred losses and LAE of $400.2 million and $807.5 million for the three and six months ended June 30, 2026 increased by $4.8 million or 1% and $29.3 million or 4%, respectively, compared to the same periods in 2025 of $395.4 million and $778.2 million, respectively, while ceded losses and LAE of $328.5 million and $654.0 million for the three and six months ended June 30, 2026 decreased $15.6 million or 5% and $27.7 million or 4%, respectively, compared to the same periods in 2025 of $344.1 million and $681.7 million, respectively, under our external reinsurance program.
Our net loss ratio differs from the gross loss ratio (52.0% for both the three and six months ended June 30, 2026, and 50.5% and 51.8% for the three and six months ended June 30, 2025, respectively) primarily due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which, in most cases, inures to the benefit of our Risk Capital Partners, supports our management of downside risk to large losses within our financial statements.
See “Segment Information—Comparison of the three and six months ended June 30, 2026 and 2025—Underwriting” below for further information regarding our loss and loss adjustment expenses.
The table below reflects our net loss ratio for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Gross incurred loss and LAE	$400.2	$395.4	$807.5	$778.2
Ceded incurred loss and LAE	(328.5)	(344.1)	(654.0)	(681.7)
Net incurred loss and LAE	$71.7	$51.3	$153.5	$96.5
Net loss ratio	55.5%	72.7%	59.3%	72.2%
Amortization of Deferred Acquisition Costs
Amortization of DAC of $34.8 million and $68.4 million for the three and six months ended June 30, 2026 increased by $16.6 million (or 91%) and $33.1 million (or 94%), respectively, compared to the same periods in 2025 of $18.2 million and $35.3 million due to growth in our business and increase in our retention rate of net earned premium.

The following table presents the amounts of acquisition costs deferred and amortized for insurance business retained by us for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in millions)	2026	2025
Balance as of April 1,	$85.0	$56.3
Direct commissions and other acquisition costs on retained business	55.5	12.8
Amortization of deferred acquisition costs	(34.8)	(18.2)
Foreign currency translation	(0.3)	0.3
Balance as of June 30,	$105.4	$51.2

	Six Months Ended June 30,
(in millions)	2026	2025
Balance as of January 1,	$76.9	$60.7
Direct commissions and other acquisition costs on retained business	97.6	25.5
Amortization of deferred acquisition costs	(68.4)	(35.3)
Foreign currency translation losses	(0.7)	0.3
Balance as of June 30,	$105.4	$51.2
General and Administrative Expenses
General and administrative expenses were $129.5 million and $253.3 million for the three and six months ended June 30, 2026, respectively, representing increases of $40.4 million (or 45%) and $88.9 million (or 54%) compared to the same periods in 2025 of $89.1 million and $164.4 million, respectively. When excluding the share-based compensation expenses, the increase was 21% and 23% for the three and six months ended June 30, 2026, which was lower than the 39% and 47% increase in total operating revenues for the same periods.
The increase in general and administrative expenses was primarily attributable to increases in employee compensation and benefits, driven by growth in headcount to support our growth across all markets, and share-based compensation expenses, consisting of equity grants awarded prior to, in conjunction with, and subsequent to the IPO.
The following table presents the components of general and administrative expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Employee compensation and benefits	$76.8	$61.9	$144.7	$110.6
Consulting and professional fees	18.6	19.0	35.9	32.2
Share-based compensation expenses	25.2	3.0	57.3	5.4
Other administrative expenses, net	8.9	5.2	15.4	16.2
Total general and administrative expenses	$129.5	$89.1	$253.3	$164.4
Interest Expenses
Interest expenses were $2.4 million and $4.9 million for the three and six months ended June 30, 2026, respectively, representing decreases, in each period, of $0.1 million and $0.2 million compared to the same periods in 2025 of $2.5 million and $5.1 million, respectively. The decline was driven primarily by lower interest rates year-over-year.

Depreciation & Amortization
Depreciation and amortization expenses were $10.4 million and $20.4 million for the three and six months ended June 30, 2026, respectively, representing increases of $2.1 million (or 25%) and $4.7 million (or 30%) compared to the same periods in 2025 of $8.3 million and $15.7 million, respectively. These increases, in each period, were driven primarily by increased amortization of a larger balance of capitalized information technology development costs.
Net Foreign Exchange (Gains) Losses
Net foreign exchange gains were $6.1 million for the three months ended June 30, 2026 compared to net foreign exchange losses of $14.2 million for the same period in 2025. Net foreign exchange gains were $4.2 million for the six months ended June 30, 2026, as compared to net foreign exchange losses of $17.3 million for the six months ended June 30, 2025. Transactions in currencies other than the functional currency of our various international-based subsidiary companies are remeasured into their functional currency, and the resulting foreign exchange gains or losses are reflected in net foreign currency exchange gains (losses). Such gains and losses are generally offset by the translation of our subsidiary companies who have the corresponding reinsurance-related balances within their own functional currencies, whereby such effects are translated to other comprehensive income, yielding a much lower net impact on total comprehensive income and equity.
For the three months ended June 30, 2026 and 2025, foreign exchange losses of $5.2 million and gains of $7.8 million, respectively were recognized in other comprehensive income related to foreign currency translation adjustments. Also included were $0.1 million and $3.2 million of gains for the three months ended June 30, 2026 and 2025, respectively, related to foreign exchange impacts related to unrealized gains (losses) on fixed maturity securities.
For the six months ended June 30, 2026 and 2025, foreign exchange losses of $8.0 million and gains of $10.3 million were recognized in other comprehensive income related to foreign currency translation adjustments, respectively. Also included were $1.0 million of losses and $5.7 million of gains for the six months ended June 30, 2026 and 2025, respectively, related to foreign exchange impacts related to unrealized gains (losses) on fixed maturity securities.
See "Foreign Exchange Currency Risk" below for further information regarding how we mitigate risks resulting from foreign exchange currency fluctuations.
Other Expenses
Other expenses were $26.8 million and $44.5 million for the three and six months ended June 30, 2026, respectively, representing increases of $13.6 million (or 103%) and $19.5 million (or 78%) compared to the same periods in 2025 of $13.2 million and $25.0 million, respectively. The year-over-year increases were driven primarily by $8.7 million and $10.8 million increase in Mission profit sharing expenses for the three and six months ended June 30, 2026, respectively, were primarily attributed to a $10.0 million charge for permanent settlement through a buy-out of certain of our Mission Member series profit sharing arrangements. Mission's profit sharing and award programs are a central part of our strategy to create long-term alignment with both Member series heads and key members of Mission's management team through performance-based incentives. Mission's business continues to perform well beyond our expectations and we view the issuance of such awards to represent significant long-term value for Accelerant.
We also experienced $3.6 million and $6.3 million increases in system development non-operating expenses for the three and six months ended June 30, 2026, respectively, driven by costs associated with supporting the development and implementation of our integrated reinsurance and accounting system and increases in other individually insignificant costs of $2.4 million and $3.1 million for the three and six months ended June 30, 2026, respectively, as partially offset by decreases in professional costs related to corporate development activities of $1.1 million and $0.7 million for the three and six months ended June 30, 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
System development non-operating costs	$7.2	$3.6	$14.5	$8.2
Professional costs related to corporate development and capital raise activities	5.0	6.1	9.0	9.7
Mission profit sharing expenses	13.1	4.4	16.8	6.0
Individually insignificant costs (benefits)	1.5	(0.9)	4.2	1.1
Total other expenses	$26.8	$13.2	$44.5	$25.0

Income Tax Expense
Income tax expense was $7.4 million and $13.5 million for the three and six months ended June 30, 2026, respectively, representing decreases of $1.8 million and $3.4 million compared to the same periods in 2025. Our consolidated effective tax rates (“ETRs”) were 8.5% and 41.3%, respectively, for the three months ended June 30, 2026 and 2025, and 15.1% and 44.7%, respectively, for the six months ended June 30, 2026 and 2025.
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
In addition, and notably in periods prior to March 2025, the comparability of our tax expense and ETRs was impacted by the mix of taxable income subject to tax in certain jurisdictions, losses incurred in zero tax rate jurisdictions and valuation allowances offsetting available carry-forward losses in certain jurisdictions. The relationship of our income tax expense to pre-tax income (loss) is atypical because our taxable income has predominantly been generated in the US, UK, Ireland, and Puerto Rico resulting in income tax expense in those jurisdictions (entities in such jurisdictions are referred to as “tax-paying entities”).
Meanwhile, in prior periods, we have incurred operating losses in zero tax rate jurisdictions (such as in our corporate and reinsurance entities in the Cayman Islands) resulting in no income tax benefit. We have also incurred pre-tax operating losses in Belgium and other jurisdictions where we have generated cumulative operating losses; however, in each of those cases, a valuation allowance has been recorded against the corresponding deferred tax assets (entities in these two types of jurisdictions are referred to as “non-tax paying entities”).
Taxable losses in one jurisdiction generally cannot be applied to offset earnings in another. In certain other jurisdictions, losses in one entity may not be used to offset taxable income generated by another entity in that same jurisdiction.
The composition of our ETRs among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total ETR, for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
Income (loss) before income taxes	$29.7	$57.7	$87.4	$42.8	$(20.5)	$22.3
Income tax expense	7.4	—	7.4	9.2	—	9.2
Effective tax rate	24.9%	—	8.5%	21.5%	—	41.3%

	Six months ended June 30, 2026			Six months ended June 30, 2025
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Non-tax paying entities	Total
Income (loss) before income taxes	$48.8	$40.6	$89.4	$97.0	$(59.2)	$37.8
Income tax expense	13.5	—	13.5	16.9	—	16.9
Effective tax rate	27.7%	—	15.1%	17.4%	—	44.7%

The ETRs in tax-paying entities for the three months ended June 30, 2026 and 2025 were 24.9% and 21.5%, respectively. The ETRs in tax-paying entities for the six months ended June 30, 2026 and 2025 were 27.7% and 17.4%, respectively. The increase reflects the inclusion of certain post-IPO executive compensation related non-deductible expenses for the three and six months ended June 30, 2026 along with certain discrete items triggered by the establishment of a new foreign subsidiary during the three and six months ended June 30, 2026.
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

The following includes the financial results of our three reportable segments for the three months ended June 30, 2026 and 2025. Corporate functions and certain other businesses and operations are included in Corporate and Other.

	Three Months Ended June 30, 2026
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$1.1	$1.1	$—	$74.0	$75.1
Direct commission income
Affiliated entities	56.5	31.4	—	87.9	—	(87.9)	—
Unaffiliated entities	54.6	37.9	—	92.5	—	—	92.5
Net earned premiums	—	—	129.1	129.1	—	—	129.1
Net investment income	0.7	0.8	3.7	5.2	2.0	—	7.2
Operating revenues (3)	111.8	70.1	133.9	315.8	2.0	(13.9)	303.9
Losses and loss adjustment expenses	—	—	71.7	71.7	—	—	71.7
Amortization of deferred acquisition costs	—	—	48.4	48.4	—	(13.6)	34.8
General and administrative expenses (4) (5) (6)	37.8	39.8	11.9	89.5	22.6	(7.8)	104.3
Adjusted EBITDA	$74.0	$30.3	$1.9	$106.2	$(20.6)	$7.5	$93.1
Net realized gains on investments							26.0
Net unrealized gains on investments							27.0
Share-based compensation expenses (6)							(25.2)
Interest expenses							(2.4)
Depreciation and amortization							(10.4)
Net foreign exchange gains							6.1
Other expenses (7)							(26.8)
Income before income taxes							$87.4
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
(3) Total segment revenues reconciles to consolidated revenues by adding the corporate and other, consolidation and elimination adjustments, and net realized and unrealized gains on investments presented within this disclosure.
(4) General and administrative expenses is composed of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$29.5	$29.4	$6.6	$65.5
Consulting and professional fees	3.9	3.0	1.3	8.2
Other administrative expenses	4.4	7.4	4.0	15.8
Total general and administrative expenses	$37.8	$39.8	$11.9	$89.5
(5) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations.
(6) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(7) Other expenses for the three months ended June 30, 2026 consist of $5.0 million of professional costs related to corporate development, $7.2 million of system development non-operating costs, $13.1 million of Mission profits sharing expense (including $10.0 million of buy-out expenses of existing interests) and $1.5 million of other individually insignificant costs.

	Three Months Ended June 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$29.6	$29.6	$—	$72.0	$101.6
Direct commission income
Affiliated entities	69.0	39.0	—	108.0	—	(108.0)	—
Unaffiliated entities	15.6	18.6	—	34.2	—	—	34.2
Net earned premiums	—	—	70.6	70.6	—	—	70.6
Net investment income	1.1	0.9	9.7	11.7	1.1	—	12.8
Operating revenues (3)	85.7	58.5	109.9	254.1	1.1	(36.0)	219.2
Losses and loss adjustment expenses	—	—	51.3	51.3	—	—	51.3
Amortization of deferred acquisition costs	—	—	27.9	27.9	—	(9.7)	18.2
General and administrative expenses (4) (5) (6)	30.0	33.8	14.8	78.6	16.4	(8.9)	86.1
Adjusted EBITDA	$55.7	$24.7	$15.9	$96.3	$(15.3)	$(17.4)	$63.6
Net realized gains on investments							0.4
Net unrealized losses on investments							(0.5)
Share-based compensation expenses (6)							(3.0)
Interest expenses							(2.5)
Depreciation and amortization							(8.3)
Net foreign exchange losses							(14.2)
Other expenses (7)							(13.2)
Income before income taxes							$22.3
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
(3) Total segment revenues reconciles to consolidated revenues by adding the corporate and other, consolidation and elimination adjustments, and net realized and unrealized gains on investments presented within this disclosure.
(4) General and administrative expenses is composed of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

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
(6) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations.
(7) Other expenses for the three months ended June 30, 2025 consist of $6.1 million of professional costs related to corporate development activities, $3.6 million system development non-operating costs, $4.4 million of Mission profits sharing expense, as offset by a net reduction of $0.9 million of other individually insignificant costs.

The following includes the financial results of our three reportable segments for the six months ended June 30, 2026 and 2025. Corporate functions and certain other businesses and operations are included in Corporate and Other.

	Six Months Ended June 30, 2026
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$11.1	$11.1	$—	$144.5	$155.6
Direct commission income
Affiliated entities	129.2	60.2	—	189.4	—	(189.4)	—
Unaffiliated entities	81.0	62.3	—	143.3	—	—	143.3
Net earned premiums	—	—	258.9	258.9	—	—	258.9
Net investment income	1.6	1.7	12.9	16.2	3.1	—	19.3
Operating revenues (3)	211.8	124.2	282.9	618.9	3.1	(44.9)	577.1
Losses and loss adjustment expenses	—	—	153.5	153.5	—	—	153.5
Amortization of deferred acquisition costs	—	—	97.4	97.4	—	(29.0)	68.4
General and administrative expenses (4) (5) (6)	70.5	77.1	23.6	171.2	41.9	(17.1)	196.0
Adjusted EBITDA	$141.3	$47.1	$8.4	$196.8	$(38.8)	$1.2	$159.2
Net realized gains on investments							26.1
Net unrealized gains on investments							27.0
Share-based compensation expenses (6)							(57.3)
Interest expenses							(4.9)
Depreciation and amortization							(20.4)
Net foreign exchange gains							4.2
Other expenses (7)							(44.5)
Income before income taxes							$89.4
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
(3) Total segment revenues reconciles to consolidated revenues by adding the corporate and other, consolidation and elimination adjustments, and net realized and unrealized gains on investments presented within this disclosure.
(4) General and administrative expenses is composed of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$53.7	$55.5	$11.7	$120.9
Consulting and professional fees	8.8	6.5	5.6	20.9
Other administrative expenses	8.0	15.1	6.3	29.4
Total general and administrative expenses	$70.5	$77.1	$23.6	$171.2
(5) The consolidation and elimination adjustments for general and administrative expenses consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments.
(6) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations (and excluded from the segment presentation above).
(7) Other expenses for the six months ended June 30, 2026 consist of $14.5 million of system development non-operating expenses, $9.0 million of professional costs related to corporate development, $16.8 million of Mission profits sharing expense (including $10.0 million of buy-out expenses of existing interests) and $4.2 million of individually insignificant costs.

	Six Months Ended June 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$48.8	$48.8	$—	$123.5	$172.3
Direct commission income
Affiliated entities	128.0	70.5	—	198.5	—	(198.5)	—
Unaffiliated entities	26.8	35.5	—	62.3	—	—	62.3
Net earned premiums	—	—	133.6	133.6	—	—	133.6
Net investment income	1.7	1.8	19.7	23.2	1.8	—	25.0
Operating revenues (3)	156.5	107.8	202.1	466.4	1.8	(75.0)	393.2
Losses and loss adjustment expenses	—	—	96.5	96.5	—	—	96.5
Amortization of deferred acquisition costs	—	—	52.7	52.7	—	(17.4)	35.3
General and administrative expenses (4) (5) (6)	53.8	65.0	26.3	145.1	30.9	(17.0)	159.0
Adjusted EBITDA	$102.7	$42.8	$26.6	$172.1	$(29.1)	$(40.6)	$102.4
Net realized gains on investments							2.7
Net unrealized gains on investments							1.2
Share-based compensation expenses (6)							(5.4)
Interest expenses							(5.1)
Depreciation and amortization							(15.7)
Net foreign exchange losses							(17.3)
Other expenses (7)							(25.0)
Income before income taxes							$37.8
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
(3) Total segment revenues reconciles to consolidated revenues by adding the corporate and other, consolidation and elimination adjustments, and net realized and unrealized gains on investments presented within this disclosure.
(4) General and administrative expenses is composed of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

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
(6) Share-based compensation expenses are included in "General and administrative expenses" within the condensed consolidated statements of operations (and excluded from the segment presentation above).
(7) Other expenses for the six months ended June 30, 2025 consist of $8.2 million of system development non-operating costs, $9.7 million of professional costs related to corporate development, $6.0 million of Mission profits sharing expense, and $1.1 million of individually insignificant costs.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
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
The percentage of direct commission income from unaffiliated third parties continues to grow and was 49% and 39% of the segment’s direct commission income for the three and six months ended June 30, 2026, respectively, compared to 18% and 17% for the three and six months ended June 30, 2025. These increases were primarily due to planned contract modifications with certain of our third party insurers that caused premium that would have been assumed by Accelerant Underwriting to instead be reinsured directly by independent reinsurers (from our third party insurers). These changes were effective at the beginning of the second quarter 2026 and led to increased direct commission income of $22.1 million. Additionally, we executed a transaction that returned a portion of unearned premium from Accelerant Underwriting to third party insurers resulting in an additional $12.6 million of direct commission income. The remaining increase in commissions related to increased volume in our Exchange Services and MGA Operations segments on business written with other unaffiliated entities.
Exchange Services revenue grew by $26.1 million (or 30%) to $111.8 million for the three months ended June 30, 2026 and by $55.3 million (or 35%) to $211.8 million for the six months ended June 30, 2026, as compared to the same periods in 2025. This growth is driven primarily by increases in direct commission income, supported by an increase in Members from 248 at June 30, 2025 to 314 at June 30, 2026 and Net Revenue Retention of 111%. As a result, Exchange Written Premium increased to $1.32 billion for the three months ended June 30, 2026 (from $1.07 billion in the comparative period in prior year) and to $2.46 billion for the six months ended June 30, 2026 (from $2.06 billion in the comparative period in prior year).
Third-Party Direct Written Premium from our 19 Accelerant Risk Exchange Insurers comprised 47% of the total Exchange Written Premium for the three months ended June 30, 2026 and 44% for the six months ended June 30, 2026, representing an increase from 27% and 23% from the same periods in 2025, respectively. The year-over-year acceleration in Third-Party Direct Written Premium was driven primarily by the increased volume from the existing and newly onboarded Accelerant Risk Exchange Insurers during 2026. Commission income is recognized in accordance with written premium when the performance obligations underlying the services have been satisfied.
Hadron, one of our Accelerant Risk Exchange Insurers which is primarily owned by Altamont Capital Partners, insured $211.3 million and $169.8 million of Exchange Written Premium for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, Hadron insured $399.0 million and $292.7 million of Exchange Written Premium, respectively. As other third-party insurers increase their participation on the Accelerant Risk Exchange, Hadron's share of Third-Party Direct Written Premium has declined quarter over quarter from 67% for the three months ended March 31, 2025, 58% for the three months ended June 30, 2025, 54% for the three months ended September 30, 2025, 47% for the three months ended December 31, 2025, 41% for the three months ended March 31, 2026, and 34% for the three months ended June 30, 2026.
General and administrative expenses for the segment increased to $37.8 million and $70.5 million for the three and six months ended June 30, 2026, respectively, over the respective comparative periods in the prior year of $30.0 million and $53.8 million, representing increases of 26% and 31%, respectively. These increases were largely driven by the expansion and scaling to support the growth of the Accelerant Risk Exchange, whereby revenues grew 30% and 35% for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.
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
Adjusted EBITDA was $74.0 million and $141.3 million for three and six months ended June 30, 2026, respectively, representing increases of $18.3 million (or 33%) and $38.6 million (or 38%) compared to the same periods in 2025. This growth was driven by increased Exchange Written Premium volumes of $250.0 million (or 23%) and $403.5 million (or 20%) for the three and six months ended June 30, 2026, respectively, driven by stable underlying margins and the aforementioned ramping of the Accelerant Risk Exchange Insurers onboarded during 2026, partially offset by the increase in expenses noted above.

The growth rate of 23% and 20% for the three and six months ended June 30, 2026 was suppressed relative to prior periods as it reflects our placement of a certain Member into runoff. Specifically, at the end of the second quarter of 2025, we put a Member with below-average unit economics that had historically written $50 million to $55 million of premium per quarter on the Accelerant Risk Exchange into runoff. Excluding that Member, Exchange Written Premium grew by $291.4 million (28%) and $495.5 million (25%) for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025.
The Adjusted EBITDA margin was 66% and 67% for the three and six months ended June 30, 2026, an increase from 65% and 66% from the respective comparative periods in the prior year. These increases were driven primarily by increased direct commission income, partially offset by operating expenses.
MGA Operations
As noted above, our segment results are presented prior to elimination and, as such, a portion of MGA Operations direct commission income revenue was generated from transactions between Accelerant-affiliated entities, which are eliminated upon consolidation. MGA Operations direct commission income from third parties has been increasing and accounted for 55% and 51% of the segment's direct commission income for the three and six months ended June 30, 2026, respectively, compared to 32% and 33% for the same periods in 2025.
MGA Operations revenue grew by $11.6 million to $70.1 million for the three months ended June 30, 2026 and by $16.4 million to $124.2 million for the six months ended June 30, 2026. These increases were driven primarily by growth in direct commission income, which increased by $11.7 million and $16.5 million, respectively, compared to the three and six months ended June 30, 2025. These increases were primarily due to the same planned contract modifications with certain of our third party insurers as described above for Exchange Services, which caused premium that would have been assumed by Accelerant Underwriting to instead be ceded directly to independent reinsurers, as well as additional commissions associated with overall increased volume of premium written with third-party insurers. As of June 30, 2026, we had 53 total Members in MGA Operations consisting of 18 Owned Members and 35 Mission Members. Direct commission income is recognized in accordance with written premium when the performance obligations underlying the services have been satisfied.
MGA Operations Adjusted EBITDA was $30.3 million and $47.1 million for the three and six months ended June 30, 2026, respectively, representing increases of $5.6 million and $4.3 million, respectively, compared to the same periods in 2025. The increases were driven by higher direct commission income, partially offset by increased general and administrative expenses as the segment continues to scale its operations.
For the three and six months ended June 30, 2026, general and administrative expenses increased by $6.0 million and $12.1 million to $39.8 million and $77.1 million, respectively, compared to the prior year, which was driven by the continued investment in Mission Underwriters. Specifically, Mission contributed $4.2 million and $8.1 million of the year-over-year increase from the three and six months ended June 30, 2025, while Owned MGAs contributed $1.8 million and $4.1 million of the increase.
Adjusted EBITDA margin for the segment was 43% and 38%, respectively, for the three and six months ended June 30, 2026, compared to 42% and 40%, from the same periods in 2025. The quarterly margin improvement reflected the revenue growth driven by higher commission income. The year-to-date margin decline reflected general and administrative expenses increasing as the segment continued to invest in Mission Underwriters and scale its operations.
Underwriting
The Underwriting segment generated revenues of $133.9 million and $282.9 million for the three and six months ended June 30, 2026, respectively, representing growth of 22% and 40%, respectively, compared to revenues of $109.9 million and $202.1 million for the three and six months ended June 30, 2025, respectively.
As discussed above, our retention levels increased compared to the prior year comparable period, as well as to our targeted retention level of 10%, primarily due to the effect of transactions we elected to enter into with certain of our Risk Capital Partners during the second quarter of 2026 and lower excess of loss reinsurance costs. For the three and six months ended June 30, 2026, net earned premium increased by $58.5 million and $125.3 million to $129.1 million and $258.9 million, respectively.
Ceding commission income decreased by $28.5 million and $37.7 million to $1.1 million and $11.1 million for the three and six months ended June 30, 2026, respectively. Ceding commission income recognized for the three and six months ended June 30, 2026 included net reductions of $7.1 million due to sliding scale commission adjustments resulting from the loss experience of covered insurance contracts. For the three and six months ended June 30, 2025, ceding commission income recognized included increases of $12.5 million due to net sliding scale commission adjustments resulting from the favorable loss experience of covered insurance contracts.

The gross loss ratio on the gross premiums earned was 52.0% for both the three and six months ended June 30, 2026, compared to 50.5% and 51.8% for the three and six months ended June 30, 2025. The corresponding net loss ratios (after impacts of our reinsurance programs and the benefit of the $7.3 million of commutation gains) were 55.5% and 59.3% for the three and six months ended June 30, 2026, compared to 72.7% and 72.2% for the same periods in 2025. Our net loss ratio differs from the gross loss ratio due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which, in most cases, inures to the benefit of our Risk Capital Partners, supports our management of downside risk to large losses within our financial statements. While the cost of the excess of loss reinsurance that we incur is reflected in our earned premiums, any reimbursements for such excess of loss reinsurance in the form of the ceding commissions we receive from Risk Capital Partners are not reflected in either our gross or net loss ratio.
The components of our Underwriting segment gross and net loss ratios are set forth in the tables below for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$769.7	$(623.5)	$(17.1)	$129.1
Losses and loss adjustment expenses	400.2	(311.1)	(17.4)	71.7
Loss ratio	52.0%	49.9%	101.8%	55.5%

	Three Months Ended June 30, 2025
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$783.3	$(685.5)	$(27.2)	$70.6
Losses and loss adjustment expenses	395.4	(356.2)	12.1	51.3
Loss ratio	50.5%	52.0%	(44.5)%	72.7%
The components of our Underwriting segment gross and net loss ratios are set forth in the tables below for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$1,551.8	$(1,246.5)	$(46.4)	$258.9
Losses and loss adjustment expenses	807.5	(638.8)	(15.2)	153.5
Loss ratio	52.0%	51.2%	32.8%	59.3%

	Six Months Ended June 30, 2025
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$1,502.1	$(1,305.9)	$(62.6)	$133.6
Losses and loss adjustment expenses	778.2	(683.4)	1.7	96.5
Loss ratio	51.8%	52.3%	(2.7)%	72.2%
Adjusted EBITDA for the Underwriting segment was $1.9 million and $8.4 million for the three and six months ended June 30, 2026, respectively, representing a decrease of $14.0 million and $18.2 million, respectively from the comparative periods in 2025. This decrease was driven by lower excess ceding commission income due to net reductions of sliding scale commission adjustments resulting from the loss experience of covered insurance contracts.

Corporate and Other
Corporate and Other includes the general and administrative expenses and investment results of our holding companies.
Adjusted EBITDA loss from Corporate and Other was $20.6 million and $38.8 million for the three and six months ended June 30, 2026, respectively, representing increases of $5.3 million and $9.7 million as compared to the same periods in 2025. These increases were driven primarily by increased costs to support the growth of the business.
Consolidation and Elimination Adjustments
As noted above, our business includes transactions that occur among our various segments. Our Accelerant-owned insurance companies within our Underwriting segment accounted for the majority of our Exchange Written Premium during the three and six months ended June 30, 2026 and 2025 as we built out our business model and proved the value proposition for the connection of our Members and the Accelerant Risk Exchange. We expect the amount of premium written with the Accelerant Risk Exchange Insurers to grow significantly over time. Similarly, Mission Members and Owned Members transact with our Accelerant Risk Exchange in the sourcing of business. Our equity ownership interests in Mission Members and Owned Members allow us to participate in those commissions earned that otherwise would be paid to third parties or our Independent Members. The transactions among these entities must be eliminated in consolidation as they represent transactions among entities under common control. However, there are considerable benefits to these intercompany transactions, as we retain associated economics rather than incurring costs otherwise paid to third parties, thereby lowering our expense base.
The impacts to our financial statements can be observed in the consolidation and elimination adjustments column within our presentation of segments above. The following represents an explanation of the various components of activity for the three and six months ended June 30, 2026 and 2025.
Impacts to direct commission income for Exchange Services and MGA Operations
Revenue generated from transactions between Accelerant-affiliated entities (including from Underwriting to Exchange Services and Exchange Services to MGA Operations) was $87.9 million and $189.4 million for the three and six months ended June 30, 2026, respectively, compared to $108.0 million and $198.5 million for the three and six months ended June 30, 2025, respectively. These amounts were eliminated, reflected by a corresponding offsetting entry in the consolidation and elimination adjustments column above. We present the segment results on a standalone basis, as if they were transactions with third parties, to assess their individual performance as well as to derive insight on the results we expect in the future as more business is sourced from the Accelerant Risk Exchange Insurers.
Impacts to ceding commission income and amortization of deferred acquisition costs
The operating results of our Underwriting segment presented above include the full commissions paid to Exchange Services in the form of deferred acquisition costs. These costs are required to be capitalized and then amortized over the related policy term. Ceding commissions received from third-party reinsurers are first offset against the deferred acquisition costs for the business ceded, with any resulting excess ceding commissions amortized over the corresponding policy term as ceding commission income. These two factors result in the Underwriting segment incurring higher amortization of DAC expense and lower ceding commission income due to the presentation of the segment’s operating results on a standalone basis. Commissions paid to affiliates are eliminated, resulting in lower consolidated deferred acquisition costs. These eliminations increased the amount of ceding commission income by $74.0 million and $144.5 million for the three and six months ended June 30, 2026, respectively, compared to $72.0 million and $123.5 million for the three and six months ended June 30, 2025, respectively, while the amortization of deferred acquisition costs were decreased by $13.6 million and $29.0 million for the three and six months ended June 30, 2026, respectively, compared to $9.7 million and $17.4 million for the three and six months ended June 30, 2025.
Impacts to general and administrative expenses
There are costs eliminated in consolidation which consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments. These eliminations were $7.8 million and $17.1 million for the three and six months ended June 30, 2026, respectively, compared to $8.9 million and $17.0 million for the three and six months ended June 30, 2025, respectively.

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
As of June 30, 2026, we had $2.42 billion in investments, cash, cash equivalents and restricted cash, compared to $2.61 billion as of December 31, 2025. As of June 30, 2026 we had $528.7 million within the cash and investment accounts of non-regulated entities, primarily our agencies servicing the Accelerant Risk Exchange and holding companies, included within the total cash and investments, compared to $523.8 million as of December 31, 2025.
Financial Condition
Equity
As of June 30, 2026 and December 31, 2025 total equity was $744.0 million and $726.4 million, respectively. The change as of June 30, 2026 compared to December 31, 2025 was due to increases related to net income $75.9 million and additional paid-in capital from non-cash share-based compensation of $51.7 million, as partially offset by reductions for other comprehensive loss of $13.9 million, repurchased and withheld shares of $82.6 million, and dividends and other transactions with non-controlling interests of $13.5 million.
Cash, Cash Equivalents and Restricted Cash
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents balances of $1.66 billion and $1.80 billion, respectively. We have historically held a significant portion of our invested assets in cash equivalents (money market funds) to maintain adequate liquidity to fund ongoing large reinsurance disbursements, as money market yields have approximated those available on fixed maturity investments.

As of June 30, 2026, we had restricted cash and cash equivalents balances of $83.5 million. Cash and cash equivalents are comprised of amounts in interest-bearing deposit accounts with financial institutions insured by the FDIC up to $250 thousand per account. Restricted cash and cash equivalents are comprised of cash and money market funds that have been contributed toward trusts. Generally, our cash and cash equivalents in interest-bearing deposit accounts may exceed FDIC insurance limits exposing us to credit risk in the event of default by the financial institutions. We believe the risk of loss from such an event of default is minimal, however, we periodically review the financial stability of these institutions.
Investment Portfolio
Our invested assets consist of fixed maturity securities, short-term investments, equity method investments, equity securities, and other investments. As of June 30, 2026, our investments were comprised of $575.8 million of fixed maturity securities, $86.4 million of short-term investments, $88.1 million of other investments, and $13.0 million of equity method investments.
Our investment portfolio has consistently maintained high credit quality and short duration investments that are positioned for capital preservation. We primarily invest in liquid, short- and medium-term securities, and investment-grade fixed income, bond fund investment vehicles with low duration and volatility with the primary objectives of matching assets with liabilities and covering near-term obligations. We limit our exposure to alternative investments. As of June 30, 2026, our cash and fixed income and short-term investments portfolio represented 96% of our total portfolio. 90% of our fixed income and short-term investments carried an S&P fixed income rating of A or higher, the balance of which was rated BBB or higher, and maintained a duration of 2.8 years.
The following table summarizes the components of our total investments and cash, cash equivalents and restricted cash as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(in millions)	Fair value	% of total	Fair value	% of total
Fixed maturity securities	$575.8	24%	$670.4	26%
Short-term investments	86.4	4%	41.6	2%
Equity method investments	13.0	1%	10.4	—%
Other investments	88.1	4%	84.0	3%
Cash, cash equivalents and restricted cash	1,656.3	67%	1,799.3	69%
Total investments and cash, cash equivalents and restricted cash	$2,419.6	100%	$2,605.7	100%
Fixed maturity securities and Short-term investments
At June 30, 2026 and December 31, 2025, the fair values of fixed maturity and short-term investments were as follows:

	June 30, 2026		December 31, 2025
(in millions)	Fair value	% of total	Fair value	% of total
Corporate	$228.8	35%	$246.9	35%
US government and agency	130.6	20%	124.5	17%
Non-US government and agency	225.7	34%	248.1	35%
Residential mortgage-backed	54.1	8%	55.6	8%
Commercial mortgage-backed	7.7	1%	15.0	2%
Other asset-backed securities	15.3	2%	21.9	3%
Total fixed maturity and short-term investments	$662.2	100%	$712.0	100%

The following table summarizes the credit quality of fixed maturity and short-term investments as of June 30, 2026 and December 31, 2025:

(in millions)	June 30, 2026		December 31, 2025
Rating	Fair value	% of total	Fair value	% of total
AAA	$148.4	23%	$184.6	26%
AA	286.3	43%	313.9	44%
A	160.6	24%	134.1	19%
BBB	66.9	10%	79.4	11%
Total fixed maturity and short-term investments	$662.2	100%	$712.0	100%
The amortized cost and fair values of fixed maturity and short-term investments by contractual maturity were as follows:

	June 30, 2026			December 31, 2025
(in millions)	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Due in one year or less	$114.2	$114.2	17%	$99.7	$100.0	14%
Due after one year through five years	407.5	406.3	62%	452.3	456.2	64%
Due after five years through ten years	63.9	63.3	10%	62.5	62.8	9%
Due after ten years	1.3	1.3	—%	0.5	0.5	—%
Residential mortgage-backed	54.3	54.1	8%	55.5	55.6	8%
Commercial mortgage-backed	7.6	7.7	1%	14.8	15.0	2%
Other asset-backed securities	15.4	15.3	2%	21.8	21.9	3%
Total	$664.2	$662.2	100%	$707.1	$712.0	100%
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
Our cash flows for the six months ended June 30, 2026 and 2025 were:

	Six Months Ended June 30,
(in millions)	2026	2025
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$(90.0)	$309.3
Investing activities	58.1	(182.8)
Financing activities	(97.5)	0.9
Effect of foreign currency rate change on cash, cash equivalents and restricted cash	(13.6)	58.1
Net change in cash, cash equivalents, and restricted cash	$(143.0)	$185.5

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
Net cash used in operating activities for the six months ended June 30, 2026 was $90.0 million, compared to net cash provided by operating activities of $309.3 million for the six months ended June 30, 2025. This was primarily due to cash outflows for the Underwriting segment for the six months ended June 30, 2026, which were primarily associated with a transfer from our reinsurance fund withheld balance in connection with our transition to a trust structure, as well as the timing of certain reinsurance settlements. The non-Underwriting portion of our business continued to generate positive cash flows associated with the overall growth in Members and Exchange Written Premium.
Investing Activities
Our portfolio is weighted towards conservative, high-quality securities as well as cash and cash equivalent investments, such as money market funds. We also hold investments in alternative securities that typically report on a consistent lag basis whereby their valuation may change in response to future financial performance of the investees.
For the six months ended June 30, 2026, net cash provided by investing activities was $58.1 million, which is primarily related to sales of fixed maturity securities and other investments, partially offset by purchases of high-quality fixed maturity securities and net changes in our short-term investments.
For the six months ended June 30, 2025, net cash used in investing activities was $182.8 million, which is primarily related to purchases of high-quality fixed maturity securities, partially offset by sales and maturities of fixed maturity securities.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 was $97.5 million and primarily related to the $82.6 million the acquisition of common shares, $11.6 million related to the acquisition of non-controlling interests in subsidiaries.
Net cash provided by financing activities for the six months ended June 30, 2025 of $0.9 million was primarily related to $5.0 million of borrowings under our credit facility, partially offset by dividends paid to non-controlling interest holders.
Supplemental Non-Cash Activity Information
Refer to the notes to the cash flow statement presented in our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to significant non-cash investing and financing activities for the six months ended June 30, 2026 and 2025.
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
Of the total reinsurance recoverables on paid and unpaid losses and LAE outstanding as of June 30, 2026, 59% were with reinsurers having an A.M. Best rating of "A-" (excellent) or better, and we require reinsurance recoverables with reinsurers that have an A.M. Best rating below "A-" or are not rated by A.M. Best to be subject to collateral arrangements through a combination of letters of credit, funds withheld arrangements or trust agreements. We consider such collateral arrangements, credit ratings assigned to reinsurers by A.M. Best and other historical default rate information in estimating the credit valuation allowance for reinsurance recoverables. The credit valuation allowance was $0.7 million and $0.6 million as of June 30, 2026 and December 31, 2025.
We cede a significant portion of our insurance business to our unconsolidated collateralized reinsurance sidecar vehicle, Flywheel Re. Flywheel Re is a Cayman Islands special purpose reinsurance company that provides committed multi-year collateralized quota share capacity, capitalized by long-term institutional investors.
Contractual Obligations and Commitments

	As of June 30, 2026
Payment Due by Period ($ millions)	Total	Less than one year	1-3 years	3-5 years	After 5 years
Senior unsecured debt due 2029 (1)	148.8	$13.2	$28.3	$107.3	$—
Long-term unfunded investment commitments (2)	6.9	6.9	—	—	—
Estimated claims and claim-related commitments (3)	2,273.7	487.4	954.0	430.2	402.1
Total	$2,429.4	$507.5	$982.3	$537.5	$402.1
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
Regulated deposits and restricted assets
Certain companies in the Group are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. Securities on deposit for regulatory and other purposes were $7.6 million and $5.2 million as of June 30, 2026 and December 31, 2025, respectively, which are included in "Fixed maturity securities available for sale, at fair value" in the condensed consolidated balance sheets. Cash and cash equivalents of $0.6 million was on deposit for regulatory and other purposes as of June 30, 2026, which is included in "Cash, cash equivalents and restricted cash" in the condensed consolidated balance sheets.
In addition, we have pledged cash and cash equivalents of $81.4 million, short-term investments of $0.8 million and fixed maturity securities of $23.9 million as of June 30, 2026 in favor of certain ceding companies to collateralize obligations. As of December 31, 2025, we had pledged cash and cash equivalents of $83.1 million, short-term investments of $0.9 million and fixed maturity securities of $25.8 million in favor of certain ceding companies to collateralize obligations.
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
Debt
We have a credit agreement that consists of senior unsecured syndicated US dollar denominated loan facility with a September 2029 maturity date, as well as a $50 million revolving credit facility (all of which was unutilized and available as of June 30, 2026). Each borrowing under the revolving credit facility may have a maturity of one, three or six months, at our election, but may not extend beyond the credit agreement’s maturity date. Such borrowings may be repaid early.
The senior unsecured debt represents an unsecured obligation and includes a delayed draw term loan ("DDTL") feature that allows us to withdraw predefined amounts. We may withdraw up to an additional $75 million upon request, subject to the agreement of the lenders.
Partial quarterly repayments of the aggregate principal amount are required until the maturity date as reflected in the table above. Interest payments on the senior notes are due at the end of each period, being a certain month or quarter during which the applicable interest rate has been reset. The interest rate is subject to a sliding scale based on our consolidated senior debt to capitalization ratio and varies between a 3.4% and 4.0% spread in addition to the Secured Overnight Financing Rate ("SOFR"). Interest is calculated based on a 360-day year of twelve 30-day months. Interest expense for the three months ended June 30, 2026 and 2025 was $2.4 million and $2.5 million, respectively. Interest expense for the six months ended June 30, 2026 and 2025 was $4.9 million and $5.1 million, respectively.
Subject to conditions of optional prepayment, we may voluntarily prepay the senior unsecured debt at any time and from time to time, prior to the maturity date without penalty. Any prepayment, in whole or in part, shall include any accrued and unpaid interest thereon to, but excluding, the prepayment date. Any amounts we prepay may not be reborrowed.
The senior notes contain certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on minimum consolidated net worth, maximum leverage levels and a minimum interest coverage ratio. As of June 30, 2026, we were in compliance with all such covenants.
Capital maintenance agreements
We have capital maintenance agreements with certain entities within our underwriting segment that obligate us to make capital contributions to our rated insurance and reinsurance subsidiaries to maintain surplus above our minimum regulatory and rating agency capital targets. These requirements are set by our Board of Directors. During the six months ended June 30, 2026, we made a net cash contribution of $56.8 million to the underwriting segment in connection with capital maintenance activities.
Ratings
Ratings by independent agencies are an important factor in establishing the competitive position of insurance companies and reinsurance companies and are important to our ability to attract Members and third-party capital providers. Rating organizations continually review the financial positions of insurers and reinsurers. These ratings reflect the rating agency’s views regarding balance sheet strength, operating performance, business profile and enterprise risk management. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our shares. Our insurance and reinsurance operating subsidiaries are assigned financial strength ratings by A.M. Best as follows:

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

These ratings reflect A.M. Best’s opinion of the ability of Accelerant Holdings and respective subsidiaries to pay claims and are not evaluations directed to security holders. A.M. Best maintains a letter-scale rating system ranging from “A++” (Superior) to “F” (in liquidation). “A–” is the fourth highest of 16 financial strength ratings assigned by A.M. Best, as last updated in July 2026. These ratings are subject to periodic review and may be revised downward or revoked at the sole discretion of A.M. Best.
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
The two categories of our loss reserves include case reserves and IBNR reserves. Our gross reserves for losses and LAE at June 30, 2026 and December 31, 2025 were $2.27 billion and $2.01 billion, of which 62% related to IBNR at the end of both periods. Our reserves for losses and loss adjustment expenses, net of reinsurance, at June 30, 2026 and December 31, 2025 were $180.8 million and $323.1 million, 50% and 54% of which relates to IBNR, respectively.
The following table summarizes our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
(in millions)	Gross	% of Total	Net	% of Total	Gross	% of Total	Net	% of Total
Case reserves	$869.3	38%	$89.8	50%	$760.8	38%	$149.9	46%
IBNR	1,404.4	62%	91.0	50%	1,244.6	62%	173.2	54%
Total	$2,273.7	100%	$180.8	100%	$2,005.4	100%	$323.1	100%
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
In case of catastrophes or other large losses, the additional IBNR in relation to those claims is estimated by the joint work of the claims, portfolio management, and actuarial teams, and those estimates are used in the final estimates provided to the finance team for recognition within our financial statements. Our internal threshold for catastrophe losses is $10 million of gross losses. We have had ten such events since inception: European flooding (July 2021), Storm Arwen (2021), Storm Eunice (February 2022), Hurricane Ian (September 2022), US winter storms (January 2024), Hurricane Helene (September 2024), California wildfires (January 2025), Storm Éowyn (January 2025), Missouri Tornadoes (May 2025) and Winter Storm Fern (January 2026). In aggregate, these events led to $17 million of net incurred losses.
While we write insurance products in each of these potentially impacted areas, we also maintain significant reinsurance coverage such that our net exposure is limited. Overall our gross claims are expected to be $190 million which leads to the net expected amount of $17 million. In addition to our quota share cover, for the 2025 and prior treaty years, our US property catastrophe excess of loss retention for a modelled gross occurrence is expected to significantly reduce our net exposure to insignificant levels as part of our business model to limit our exposure to insurance risk.

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
The tables below represent the aggregated impact from potential deviations from our recorded net loss and LAE reserves as of June 30, 2026 and December 31, 2025:
Sensitivity factors are applied to our most recent underwriting year, and we believe these potential changes will not have a material impact on our liquidity. An increase in the gross loss of 3% in the most recent underwriting year would equate to an increase in the net loss and LAE reserve of $4.0 million.

	June 30, 2026
Sensitivity (in millions)	Sensitivity for Ultimate Loss and LAE Sensitivity Factor	Net Loss and LAE Reserve	Increase/(Decrease) in Net Loss and LAE Reserve
Increase	+3%	$184.8	$4.0
Increase	+2%	183.5	2.7
Increase	+1%	182.1	1.3
Actual (Base Case)	0%	180.8	—
Decrease	-1%	179.5	(1.3)
Decrease	-2%	178.1	(2.7)
Decrease	-3%	176.8	(4.0)

	December 31, 2025
Sensitivity (in millions)	Sensitivity for Ultimate Loss and LAE Sensitivity Factor	Net Loss and LAE Reserve	Increase/(Decrease) in Net Loss and LAE Reserve
Increase	+3%	$330.7	$7.6
Increase	+2%	328.2	5.1
Increase	+1%	325.6	2.5
Actual (Base Case)	0%	323.1	—
Decrease	-1%	320.6	(2.5)
Decrease	-2%	318.0	(5.1)
Decrease	-3%	315.5	(7.6)
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
Our typical reinsurance treaties’ commissions vary based on the volume of ceded premium and the ratio of ceded loss to ceded premium. As that ratio decreases, the amount of commission increases. As of June 30, 2026, the average commission we receive is 50% of ceded premium at a 40% gross loss ratio and a minimum of 37% of ceded premium at gross loss ratios of 65% and above. The adjustment between the points is largely linear. We expect commissions of 43% of ceded premium at a gross loss ratio of 52%.
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
Valuation Allowance on Deferred Income Taxes
Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of assets and liabilities used in the various jurisdictional tax returns. We recognize deferred tax assets to the extent we believe it is probable that future profits will be available to utilize these tax benefits. As of June 30, 2026, we had net deferred tax assets of $76.4 million.
A valuation allowance is set up for the portion of the asset that is more likely than not unrealizable, which reduces the total deferred tax asset to only the amount that we expect to realize. This allowance is assessed at each balance sheet date and is based on all available information including significant judgments related to the likely timing and level of forecasted taxable profits based on assumptions about future macroeconomic and Company-specific conditions and the associated future tax planning strategies. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. In performing our assessment of recoverability, we consider tax laws governing the utilization of net operating losses, capital losses and tax credit carryforwards in each applicable jurisdiction. The tax laws are subject to change, resulting in incremental uncertainty in our assessment of recoverability, along with the future tax planning strategies. If the actual taxable income in future periods differ from our forecast, it could impact our financial position in either a materially positive or negative way. As of June 30, 2026, our valuation allowance was $48.5 million. We intend to evaluate the realizability of our deferred tax asset quarterly through the assessment of the need for such a valuation allowance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in credit spreads, interest rates, equity markets prices, foreign currency exchange rates, and other relevant market rates and prices.
Credit Risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity securities. We manage this credit risk through diversification in terms of instruments by issuer, geographic region and related industry. At June 30, 2026, approximately 88% of our fixed maturity investment portfolio was rated “A” or better and approximately 100% was classified as investment-grade.
Interest Rate Risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities. Changes in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by matching the duration of our investment portfolio to the duration of our loss and LAE reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed-maturity investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted-average duration of the portfolio was 3.0 years as of June 30, 2026.
We had available for sale fixed maturity securities with a fair value of $575.8 million and $670.4 million at June 30, 2026 and December 31, 2025, respectively, that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities to selected hypothetical changes in interest rates as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(in millions)	Fair Value	Estimated Change in Fair Value	Fair Value	Estimated Change in Fair Value
200 basis point increase	$541.7	$(34.1)	$631.4	$(39.0)
100 basis point increase	558.7	(17.1)	650.9	(19.5)
No change	575.8	—	670.4	—
100 basis point decrease	592.9	17.1	689.9	19.5
200 basis point decrease	609.9	34.1	709.4	39.0
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the US dollar against select foreign currencies would have had on the carrying value of our net assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(in millions)	10% increase	10% decrease	10% increase	10% decrease
British Pound to US Dollar	$9.2	$(9.2)	$1.5	$(1.5)
Euro to US Dollar	(15.5)	15.5	(2.5)	2.5
Canadian Dollar to US Dollar	(3.0)	3.0	2.4	(2.4)
The overall impact for the six months ended June 30, 2026 is reduced due to offsetting impacts to the Consolidated Statement of Operations from the remeasurement of transactions in currencies other than the local operation’s functional currency and from foreign exchange gains recognized in other comprehensive income related to foreign currency translation adjustments.
Item 4. Controls and Procedures
Accelerant Holdings' management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Accelerant Holdings' disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2026. Based on this evaluation, Accelerant Holdings’ Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about our repurchase of our Class A Common Shares during the three months ended June 30, 2026.

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in millions) (1)
April 1 - April 30, 2026	2,691,162	$13.68	2,691,162	$152.3
May 1 - May 31, 2026	2,034,806	$14.57	2,034,806	122.7
June 1 - June 30, 2026	—	$—	—	122.7
Total	4,725,968	$14.07	4,725,968	$122.7
(1) Under the $200 million Share Repurchase Plan announced on March 18, 2026, which expires on December 31, 2028.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, and in the three months ended March 31, 2026 the following modification was adopted:
•On March 24, 2026, Nancy Hasley, a member of the board of directors of the Company, entered into a written modification (the “Modification Letter”) of her existing Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) adopted on December 8, 2025 (the “Existing Plan”). The Existing Plan has a term scheduled to end on August 31, 2026, and relates to the sale of up to 277,132 Class A common shares of the Company. The Modification Letter amended the Existing Plan by terminating the trading schedule under the Existing Plan and establishing a new trading schedule relating to the sale of 810,000 Class A common shares of the Company. The Existing Plan as amended by the Modification Letter is intended to satisfy the affirmative defense of Rule 10b5-1(c).
The Company encourages the use of Rule 10b5‑1 plans to facilitate long‑term financial, tax and liquidity planning by executives.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation dated as of October 6, 2021.	S-1	6/30/2025	3.1
3.2	Fourth Amended and Restated Memorandum and Articles of Association dated as of July 22, 2025.	10-K	3/18/2026	3.4
10.1+	Accelerant Holdings Annual Bonus Plan, adopted May 13, 2026.				X
21.1	List of Subsidiaries of Accelerant Holdings.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X
104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document).

*	Furnished herewith.
+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2026.

Accelerant Holdings

By:	/s/ Jeff Radke
Name:	Jeff Radke
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Linda S. Huber
Name:	Linda S. Huber
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)