Form 10-Q
period 2026-09-30
Accelerant Holdings
filed 2026-11-12
CIK 1997350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of November 6, 2026, there were 217,367,711 of the registrant’s common shares outstanding, composed of 126,450,970 Class A common shares, $0.0000011951862 par value per share and 90,916,741 Class B common shares, $0.0000011951862 par value per share.

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
•the risk that the planned merger pursuant to the Merger Agreement of Merger Sub with and into the Company, with the Company continuing as the surviving company and becoming a wholly owned subsidiary of Parent (the "Merger") may not be completed in a timely manner or at all, which may adversely affect our business and the price of our Class A common shares;
•the timing to consummate the Merger, or the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement, including circumstances requiring a party to pay the other party a termination fee pursuant to the Merger Agreement;

•the failure to satisfy the conditions to the consummation of the Merger, and the other transactions contemplated thereby;
•the risk that a governmental or regulatory approval that may be required for the Merger is not obtained or is obtained subject to conditions that are not anticipated;
•the effect of the pendency of the Merger on our business relationships, operating results and business generally;
•certain restrictions during the pendency of the Merger that may impact our ability to pursue certain business opportunities or strategic transactions;
•risks that the Merger disrupts current plans and operations;
•risks related to diverting management’s attention from our ongoing business operations;
•the outcome of any legal proceedings that may be instituted against the parties to the Merger Agreement or their respective directors, managers or officers, including the effects of any outcomes related thereto;
•our ability to retain, hire and integrate skilled personnel, and maintain relationships with key business partners and customers, and others with whom we do business, in light of the proposed Merger;
•unexpected costs, charges or expenses resulting from the Merger;
•risks that the benefits of the Merger are not realized when and as expected; and
•other factors detailed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report") and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.
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
•Merger: The planned merger pursuant to the Merger Agreement of Merger Sub with and into the Company, with the Company continuing as the surviving company and becoming a wholly owned subsidiary of Parent.
•Merger Agreement: The Agreement and Plan of Merger, dated as of August 13, 2026, by and among Accelerant Holdings, Cherry Tree BidCo ("Parent") and Cherry Tree Merger Sub ("Merger Sub").
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Accelerant Holdings
Condensed Consolidated Balance Sheets (unaudited)
	September 30, 2026	December 31, 2025
(expressed in millions of US dollars, except share data)
Assets
Investments
Short-term investments available for sale, at fair value (amortized cost 2026: $24.4 and 2025: $41.5)	$24.3	$41.6
Fixed maturity securities available for sale, at fair value (amortized cost 2026: $495.4 and 2025: $665.6)	484.0	670.4
Equity method investments	13.8	10.4
Other investments	89.0	84.0
Total investments	611.1	806.4
Cash, cash equivalents and restricted cash	2,104.7	1,799.3
Premiums receivable (net of allowance 2026: $6.0 and 2025: $4.6)	1,176.5	1,077.9
Ceded unearned premiums	1,889.5	1,812.4
Reinsurance recoverables on unpaid losses and LAE	2,155.5	1,682.3
Other reinsurance recoverables	956.2	594.2
Deferred acquisition costs	93.0	76.9
Goodwill and other intangible assets, net	110.6	115.1
Capitalized technology development costs, net	109.1	100.5
Other assets	249.9	198.1
Total assets	$9,456.1	$8,263.1
Liabilities and shareholders' equity
Unpaid losses and loss adjustment expenses	$2,389.8	$2,005.4
Unearned premiums	2,239.2	2,163.0
Payables to reinsurers	1,407.7	1,220.6
Deferred ceding commissions	247.9	232.5
Funds held under reinsurance	1,372.8	1,200.3
Debt	119.5	121.3
Accounts payable and other liabilities	918.2	593.6
Total liabilities	8,695.1	7,536.7
Commitments and contingencies (Note 17)
Equity
Shareholders' equity
Common shares (par value $0.000001 per share, issued and outstanding 2026: Class A - 126,403,437; Class B - 90,916,741 and 2025: Class A - 114,580,918; Class B - 107,241,428)	—	—
Additional paid-in capital	2,216.7	2,232.4
Accumulated other comprehensive (loss) income	(9.1)	2.2
Accumulated deficit	(1,475.7)	(1,536.9)
Total Accelerant shareholders' equity	731.9	697.7
Non-controlling interests	29.1	28.7
Total equity	761.0	726.4
Total liabilities and equity	$9,456.1	$8,263.1
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(expressed in millions of US dollars, except per share data)	2026	2025	2026	2025
Revenues
Ceding commission income	$70.2	$92.3	$225.8	$264.6
Direct commission income	90.9	43.4	234.2	105.7
Net earned premiums	113.9	82.1	372.8	215.7
Net investment income	5.2	10.1	24.5	35.1
Net realized (losses) gains on investments	(1.5)	3.5	24.6	6.2
Net unrealized (losses) gains on investments	(0.1)	36.0	26.9	37.2
Total revenues	278.6	267.4	908.8	664.5
Expenses
Losses and loss adjustment expenses	70.5	50.8	224.0	147.3
Amortization of deferred acquisition costs	31.2	22.8	99.6	58.1
General and administrative expenses (1)	139.5	115.8	392.8	280.2
Interest expenses	2.4	2.6	7.3	7.7
Depreciation and amortization	11.2	10.0	31.6	25.7
Profits interest distribution expenses (2)	—	1,379.7	—	1,379.7
Net foreign exchange losses (gains)	3.7	(2.4)	(0.5)	14.9
Other expenses	21.7	45.6	66.2	70.6
Total expenses	280.2	1,624.9	821.0	1,984.2
(Loss) Income before income taxes	(1.6)	(1,357.5)	87.8	(1,319.7)
Income tax expense	(7.6)	(9.5)	(21.1)	(26.4)
Net (loss) income	(9.2)	(1,367.0)	66.7	(1,346.1)
Adjustment for net income attributable to non-controlling interests	(3.1)	(1.8)	(5.5)	(7.4)
Deemed dividend upon redemption of Class C preference shares	—	(70.9)	—	(70.9)
Net (loss) income attributable to Accelerant common shareholders	$(12.3)	$(1,439.7)	$61.2	$(1,424.4)

Net (loss) income attributable to Accelerant per common share:
Basic	$(0.06)	$(6.99)	$0.28	$(7.93)
Diluted	$(0.06)	$(6.99)	$0.28	$(7.93)

Weighted-average common shares outstanding:
Basic	217,173,937	206,064,119	219,172,536	179,624,179
Diluted	217,173,937	206,064,119	221,141,023	179,624,179
(1) General and administrative expenses include share-based compensation expenses of $32.3 million and $27.0 million for the three months ended September 30, 2026 and 2025, respectively and $89.6 million and $32.4 million for the nine months ended September 30, 2026 and 2025, respectively.
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
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(expressed in millions of US dollars)	2026	2025	2026	2025
Net (loss) income	$(9.2)	$(1,367.0)	$66.7	$(1,346.1)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9.8	(2.1)	1.8	8.2
Unrealized (losses) gains on fixed maturity securities	(6.8)	(2.1)	(11.3)	7.3
Reclassification adjustments for (gains) losses recognized in net income	(1.3)	0.8	(2.7)	3.1
Other comprehensive income (loss), net of tax	1.7	(3.4)	(12.2)	18.6
Total comprehensive (loss) income	(7.5)	(1,370.4)	54.5	(1,327.5)
Adjustment for comprehensive income attributable to non-controlling interests	(2.9)	(1.6)	(4.6)	(8.0)
Comprehensive (loss) income attributable to Accelerant	$(10.4)	$(1,372.0)	$49.9	$(1,335.5)
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Equity (unaudited)

(expressed in millions of US dollars)	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Three Months Ended September 30, 2026
Balance, July 1, 2026	$2,191.8	$(11.0)	$(1,463.4)	$717.4	$26.6	$744.0
Net (loss) income	—	—	(12.3)	(12.3)	3.1	(9.2)
Other comprehensive income (loss)	—	1.9	—	1.9	(0.2)	1.7
Share-based compensation (1)	24.2	—	—	24.2	—	24.2
Common share issuance related to options and employee stock purchase plan	3.5	—	—	3.5	—	3.5
Common share retirements (2)	(1.0)	—	—	(1.0)	—	(1.0)
Dividends paid to and other transactions with non-controlling interests	(1.8)	—	—	(1.8)	(0.4)	(2.2)
Balance, September 30, 2026	$2,216.7	$(9.1)	$(1,475.7)	$731.9	$29.1	$761.0
(1) Amount represents the subset of share-based compensation associated with our common shares, representing a portion of the total $32.3 million of share-based compensation recorded through our statement of operations in the period (which includes additional expenses related to subsidiary and MGA share-based incentive plans). Refer to Note 11 for additional information.
(2) Amount represents withheld common shares otherwise issuable to satisfy employee tax withholding obligations associated with employee incentive plans for $1.0 million, all of which were retired in the same period. The shares withheld are accounted for as a repurchase of common shares. As the par value of such shares were negligible and there was an accumulated deficit, the entire acquisition cost was deducted from additional paid in capital.

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
See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Equity (unaudited) (continued)

(expressed in millions of US dollars)	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Accelerant shareholders' equity	Non-controlling interests	Total equity
Nine Months Ended September 30, 2026
Balance, January 1, 2026	$2,232.4	$2.2	$(1,536.9)	$697.7	$28.7	$726.4
Net income	—	—	61.2	61.2	5.5	66.7
Other comprehensive loss	—	(11.3)	—	(11.3)	(0.9)	(12.2)
Share-based compensation (1)	75.9	—	—	75.9	—	75.9
Common share issuance related to options and employee stock purchase plan	3.5	—	—	3.5	—	3.5
Common share retirements (2)	(83.6)	—	—	(83.6)	—	(83.6)
Dividends paid to and other transactions with non-controlling interests	(11.5)	—	—	(11.5)	(4.2)	(15.7)
Balance, September 30, 2026	$2,216.7	$(9.1)	$(1,475.7)	$731.9	$29.1	$761.0
(1) Amount represents the sub-set of share-based compensation associated with our common shares, representing a portion of the total $89.6 million of share-based compensation recorded through our statement of operations in the period (which includes additional expenses related to subsidiary and MGA share-based incentive plans). For further information, refer to Note 11.
(2) Amount represents the acquisition cost of all common shares acquired and subsequently retired during the nine months ended September 30, 2026. Specifically, the Company (1) repurchased 5,554,301 of its Class A common shares at an average price of $13.92 per share, for $77.3 million and (2) withheld common shares otherwise issuable to satisfy employee tax withholding obligations associated with employee incentive plans for $6.3 million, all of which were retired in the same period. The shares withheld are accounted for as a repurchase of common shares. As the par value of such shares were negligible and there was an accumulated deficit, the entire acquisition cost was deducted from additional paid in capital.

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

Accelerant Holdings
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(expressed in millions of US dollars)	2026	2025
Cash flows from operating activities
Net income (loss)	$66.7	$(1,346.1)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash revenues, expenses, gains and losses included in net income (loss):
Profits interest distribution expenses	—	1,379.7
Net realized gains on investments	(24.6)	(6.2)
Net unrealized gains on investments	(26.9)	(37.2)
Earnings from equity method investments	(2.8)	(1.5)
Share-based compensation expenses (1)	75.9	22.6
Depreciation and amortization	31.6	25.7
Deferred income tax benefit	(16.4)	(11.8)
Net foreign exchange (gains) losses	(0.5)	14.9
Net accretion of discount on fixed maturity securities and short-term investments	(4.7)	(5.9)
Other, net	0.6	2.8
Changes in operating assets and liabilities:
Premiums receivable	(103.9)	(102.7)
Ceded unearned premiums	(82.8)	(280.6)
Reinsurance recoverables on unpaid losses and loss adjustment expenses	(80.9)	(460.5)
Other reinsurance recoverables	(366.1)	(152.8)
Deferred acquisition costs	(15.5)	1.9
Unpaid losses and loss adjustment expenses	406.6	483.6
Unearned premiums	97.4	292.1
Payables to reinsurers	193.2	86.3
Deferred ceding commissions	8.7	48.7
Funds held under reinsurance	(225.3)	383.1
Other assets, accounts payable and other liabilities	300.7	47.1
Net cash provided by operating activities	231.0	383.2
Cash flows from investing activities
Proceeds from sales of:
Fixed maturity securities	451.6	150.8
Equity method investments	0.5	1.1
Other investments	50.9	3.6
Maturities of fixed maturity securities	49.0	40.0
Payments for purchases of:
Fixed maturity securities	(336.1)	(397.9)
Equity method investments	(1.5)	(0.8)
Net change in short-term investments	19.3	4.9
Purchases of subsidiaries, net of cash acquired	(9.4)	(9.9)
Capitalized technology development expenditures	(35.8)	(29.8)
Other, net	(2.6)	(0.3)
Net cash provided by (used in) investing activities	185.9	(238.3)
Cash flows from financing activities
Issuance of common shares, net of issuance costs	3.5	392.0
Redemption of Class C convertible preference shares	—	(175.3)
Acquisition of common shares	(83.6)	—
Credit facility borrowings	—	5.0
Credit facility repayment	—	(5.0)
Payment of debt	(2.3)	—
Acquisition of non-controlling interests in subsidiaries	(13.2)	—
Dividends paid to non-controlling interests	(2.1)	(7.2)
Net cash (used in) provided by financing activities	(97.7)	209.5
Net increase in cash, cash equivalents and restricted cash	319.2	354.4
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(13.8)	48.5
Cash, cash equivalents and restricted cash at beginning of period	1,799.3	1,273.0
Cash, cash equivalents and restricted cash at end of period	$2,104.7	$1,675.9
(1) Refer to Note 11 for additional information on share-based compensation expenses related to our Class A common shares.
    See accompanying notes to the unaudited condensed consolidated financial statements.

Accelerant Holdings
Condensed Consolidated Statements of Cash Flows (unaudited ) (continued)

	Nine Months Ended September 30,
(expressed in millions of US dollars)	2026	2025
Supplemental cash flows information
Interest on debt paid	$6.0	$7.6
Income taxes paid	49.5	44.1
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	2,019.3	1,604.0
Restricted cash and cash equivalents	85.4	71.9
Total cash, cash equivalents and restricted cash	$2,104.7	$1,675.9
See accompanying notes to the unaudited condensed consolidated financial statements.
Supplemental non-cash activity information:
For the nine months ended September 30, 2026, non-cash operating activity related to loss portfolio transfer transactions ("LPT") we executed covering business from the 2022 through 2025 underwriting years. The related net non-cash activity of $399.9 million resulted in an increase in our "Reinsurance recoverables on unpaid losses and LAE" with a corresponding increase in our "Funds held under reinsurance" liability in our condensed consolidated balance sheets. Refer to Note 6 for additional information.
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
During the three months ended September 30, 2026, we recorded an out of period adjustment that reduced ceding commission income related to the contractual rate applied in an ongoing reinsurance contract. The adjustment increased our loss before income taxes by $8.6 million, including $5.1 million related to 2025 and prior. We evaluated the aggregate impact of this out of period adjustment and concluded it was not material to any previously issued interim or annual consolidated financial statements and that the adjustment is not expected to be material to the consolidated financial statements for the year ended December 31, 2026.
In our opinion, these unaudited condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature necessary to fairly state our financial position as of September 30, 2026, as well as our results of operations and cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for any interim period are not necessarily indicative of results for the full year.
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
Proposed Merger
On August 13, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cherry Tree BidCo, a Cayman Islands exempted company (“Parent”), and Cherry Tree Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Thoma Bravo Discover Fund V, L.P. (“Sponsor”), an investment fund managed by Thoma Bravo, L.P. Capitalized terms used but not defined herein have the meanings ascribed to such terms in the Merger Agreement. Pursuant to, and subject to the terms and conditions set forth in, the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and becoming a wholly owned subsidiary of Parent (the “Merger”).
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each Class A common share and Class B common share of the Company, $0.0000011951862 par value per share (the “Shares”), issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive (A) $20.25 in cash, without interest, plus (B) if applicable, the Ticking Amount (together, the "Per Share Closing Amount”). The Ticking Amount is equal to $0.00333 per Share (an annualized rate of 6%) for each calendar day elapsed after the Ticking Amount Start Date through and including the Ticking Amount End Date, if the closing of the Merger occurs on or after the Ticking Amount Start Date.
The Merger Agreement also provides that, at the Effective Time, by virtue of the Merger, the following treatment of our equity awards:
•Each share option granted under the Accelerant Share Incentive Plan (“Company Option”) that is in-the-money, whether vested or unvested, will be canceled and exchanged for a cash payment equal to its aggregate spread value (based on the excess of the Per Share Closing Amount over the per-Share exercise price and the number of Shares underlying such Company Option). Notwithstanding the foregoing, all underwater Company Options (whether vested or unvested) will be cancelled for no consideration.

•Each restricted share unit of the Company subject to restrictions based on continuous service (“Company RSU”) that vests at the Effective Time in accordance with the terms of the applicable award agreement (the “Single-Trigger RSUs”) (including RSUs held by non-employee directors of the Company) will be canceled in exchange for a cash payment equal to the product of the Per Share Closing Amount and the number of Shares subject to such Single-Trigger RSU. Each Company RSU that is not a Single-Trigger RSU will be canceled and converted into the right to receive a cash amount equal to the product of the Per Share Closing Amount and the number of Shares subject to such Company RSU, which will vest and be paid out on the same vesting terms, and will be subject to the same terms and conditions, that applied to the corresponding Company RSU.
•Each restricted share unit of the Company subject to restrictions based on performance (“Company PSU”) will be canceled and converted into the right to receive a cash payment equal to the product of the Per Share Closing Amount and the number of Shares to which the holder of such Company PSU would be entitled upon settlement thereof assuming (x) performance in respect of the 2026 performance year is achieved at 250% and (y) performance in respect of the 2027 and 2028 performance years is achieved at 100%, which cash payment will vest and be paid out on the same terms and conditions (other than terms related to performance) that applied to the corresponding Company PSU.
•No new offering periods will commence under the Company’s employee share purchase plan (the “ESPP”) and no new participants will be permitted. The final exercise date for each offering period in effect will occur on the earlier of its scheduled exercise date and the fifth trading day before the Effective Time, the ESPP will terminate immediately prior to the Effective Time, and Shares purchased on the final exercise date will be canceled and converted into the right to receive the Per Share Closing Amount.
The Merger Agreement and the transactions contemplated thereby, including the Merger, have been approved by Accelerant’s Board of Directors. Consummation of the Merger is subject to certain customary closing conditions, including, among other things, receipt of Company shareholder approval and applicable regulatory approvals and is expected to close in the first half of 2027. If the Merger is consummated, the Shares will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
The Merger Agreement also contains termination rights for each of the Company and Parent and associated termination fees payable under specified circumstances.
Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay to Parent a termination fee of an amount equal to $136.5 million. Under certain circumstances, Parent will be required to pay the Company a termination fee of $295.8 million.
Fees and other expenses that are contingent on the closing of the Merger are estimated to range from $70 million to $85 million for consulting and advisory and legal services. These contingent fees and expenses will not be accrued and will be recognized in our financial statements in the period when the Merger closes and will be paid using our financial resources and not from any of the merger consideration (which is being paid entirely to ordinary shareholders).
Non-contingent Merger related costs, such as those related to legal services, filing fees, administrative fees and employee expenses have been expensed as incurred within general and administrative expenses within these financial statements.
Partnership with WoodStar Reciprocal Exchange
During the second quarter of 2026, we entered a partnership with the newly formed WoodStar Reciprocal Exchange (“WoodStar”). WoodStar was funded with a total of $220 million of surplus notes, composed of $160 million investment in surplus notes by unrelated third parties and a $60 million investment in surplus notes by WoodStar Risk Management Inc. ("WRMI"), WoodStar's attorney-in-fact, also funded by unrelated third parties. WRMI's investment in the surplus notes was partly funded by $40 million paid in kind interest debt instrument issued by an unrelated third party. WoodStar will provide underwriting capacity for the Accelerant Risk Exchange. Accelerant will provide underwriting and other services to WoodStar pursuant to contractual service arrangements. WoodStar is managed by WRMI. We hold a majority ownership interest in WRMI, a variable interest entity, however a third-party investor in the WoodStar structure maintains certain rights that provide contractual authority over the most substantial activities of WRMI, and therefore we do not consolidate WoodStar's financial results. Our ownership interest in WRMI will be treated as an equity method investment within our consolidated financial statements. Our maximum exposure to loss consists of our basis in our investment in WRMI (which was immaterial as of September 30, 2026), the obligation to perform under our service contracts with WoodStar and our share of the operating results from WRMI.

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

The following includes the financial results of our three reportable segments for the three and nine months ended September 30, 2026 and 2025. Corporate functions and certain other businesses and operations are included in Corporate and Other.
Financial information by segment:

	Three Months Ended September 30, 2026
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$(2.2)	$(2.2)	$—	$72.4	$70.2
Direct commission income
Affiliated entities	64.7	41.2	—	105.9	—	(105.9)	—
Unaffiliated entities	46.7	44.2	—	90.9	—	—	90.9
Net earned premiums	—	—	113.9	113.9	—	—	113.9
Net investment income	1.2	1.1	1.7	4.0	1.2	—	5.2
Operating revenues (3)	112.6	86.5	113.4	312.5	1.2	(33.5)	280.2
Losses and loss adjustment expenses	—	—	70.5	70.5	—	—	70.5
Amortization of deferred acquisition costs	—	—	44.7	44.7	—	(13.5)	31.2
General and administrative expenses (4) (5) (6)	38.8	45.5	11.4	95.7	21.3	(9.8)	107.2
Adjusted EBITDA	$73.8	$41.0	$(13.2)	$101.6	$(20.1)	$(10.2)	71.3
Net realized losses on investments							(1.5)
Net unrealized losses on investments							(0.1)
Share-based compensation expenses (6)							(32.3)
Interest expenses							(2.4)
Depreciation and amortization							(11.2)
Net foreign exchange losses							(3.7)
Other expenses (7)							(21.7)
Loss before income taxes							$(1.6)
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
(4) General and administrative expenses are composed of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$28.2	$31.4	$5.6	$65.2
Consulting and professional fees	3.5	5.7	2.0	11.2
Other administrative expenses	7.1	8.4	3.8	19.3
Total general and administrative expenses	$38.8	$45.5	$11.4	$95.7
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
(7) Other expenses for the three months ended September 30, 2026 consist of $10.8 million of professional costs related to corporate development, including $8.1 million related to the proposed Merger, $4.7 million of system development non-operating costs, $4.5 million of Mission profits sharing expense and $1.7 million of other individually insignificant costs.

	Three Months Ended September 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$29.0	$29.0	$—	$63.3	$92.3
Direct commission income
Affiliated entities	61.1	28.5	—	89.6	—	(89.6)	—
Unaffiliated entities	22.8	20.6	—	43.4	—	—	43.4
Net earned premiums	—	—	82.1	82.1	—	—	82.1
Net investment income	1.1	1.0	6.1	8.2	1.9	—	10.1
Operating revenues (3)	85.0	50.1	117.2	252.3	1.9	(26.3)	227.9
Losses and loss adjustment expenses	—	—	50.8	50.8	—	—	50.8
Amortization of deferred acquisition costs	—	—	34.9	34.9	—	(12.1)	22.8
General and administrative expenses (4) (5) (6)	25.8	35.4	14.3	75.5	23.6	(10.3)	88.8
Adjusted EBITDA	$59.2	$14.7	$17.2	$91.1	$(21.7)	$(3.9)	$65.5
Net realized gains on investments							3.5
Net unrealized gains on investments							36.0
Profits interest distribution expenses							(1,379.7)
Share-based compensation expenses (6)							(27.0)
Interest expenses							(2.6)
Depreciation and amortization							(10.0)
Net foreign exchange gains							2.4
Other expenses (7)							(45.6)
Loss before income taxes							$(1,357.5)
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
(7) Other expenses for the three months ended September 30, 2025 consist of a $25.0 million termination fee for our former management services agreement contract with Altamont Capital, $12.0 million of professional costs related to corporate development activities (including $4.3 million specifically related to our IPO that were not eligible for capitalization as issuance costs), $5.2 million system development non-operating costs, $2.4 million of Mission profits sharing expense, and $1.0 million of other individually insignificant costs.

	Nine Months Ended September 30, 2026
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$8.9	$8.9	$—	$216.9	$225.8
Direct commission income
Affiliated entities	193.9	101.4	—	295.3	—	(295.3)	—
Unaffiliated entities	127.7	106.5	—	234.2	—	—	234.2
Net earned premiums	—	—	372.8	372.8	—	—	372.8
Net investment income	2.8	2.8	14.6	20.2	4.3	—	24.5
Operating revenues (3)	324.4	210.7	396.3	931.4	4.3	(78.4)	857.3
Losses and loss adjustment expenses	—	—	224.0	224.0	—	—	224.0
Amortization of deferred acquisition costs	—	—	142.1	142.1	—	(42.5)	99.6
General and administrative expenses (4) (5) (6)	109.3	122.6	35.0	266.9	63.2	(26.9)	303.2
Adjusted EBITDA	$215.1	$88.1	$(4.8)	$298.4	$(58.9)	$(9.0)	$230.5
Net realized gains on investments							24.6
Net unrealized gains on investments							26.9
Share-based compensation expenses (6)							(89.6)
Interest expenses							(7.3)
Depreciation and amortization							(31.6)
Net foreign exchange gains							0.5
Other expenses (7)							(66.2)
Income before income taxes							$87.8
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
(4) General and administrative expenses are composed of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$81.9	$86.9	$17.3	$186.1
Consulting and professional fees	12.3	12.2	7.6	32.1
Other administrative expenses	15.1	23.5	10.1	48.7
Total general and administrative expenses	$109.3	$122.6	$35.0	$266.9
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
(7) Other expenses for the nine months ended September 30, 2026 consist of $19.2 million of system development non-operating expenses, $19.8 million of professional costs related to corporate development, including $8.1 million related to the proposed Merger, $21.2 million of Mission profits sharing expense (including $10.0 million of buy-out expenses of existing interests) and $6.0 million of individually insignificant costs.

	Nine Months Ended September 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$77.8	$77.8	$—	$186.8	$264.6
Direct commission income
Affiliated entities	189.1	99.0	—	288.1	—	(288.1)	—
Unaffiliated entities	49.6	56.1	—	105.7	—	—	105.7
Net earned premiums	—	—	215.7	215.7	—	—	215.7
Net investment income	2.8	2.8	25.8	31.4	3.7	—	35.1
Operating revenues (3)	241.5	157.9	319.3	718.7	3.7	(101.3)	621.1
Losses and loss adjustment expenses	—	—	147.3	147.3	—	—	147.3
Amortization of deferred acquisition costs	—	—	87.6	87.6	—	(29.5)	58.1
General and administrative expenses (4) (5) (6)	79.6	100.4	40.6	220.6	54.5	(27.3)	247.8
Adjusted EBITDA	$161.9	$57.5	$43.8	$263.2	$(50.8)	$(44.5)	$167.9
Net realized gains on investments							6.2
Net unrealized gains on investments							37.2
Profits interest distribution expenses							(1,379.7)
Share-based compensation expenses (6)							(32.4)
Interest expenses							(7.7)
Depreciation and amortization							(25.7)
Net foreign exchange losses							(14.9)
Other expenses (7)							(70.6)
Loss before income taxes							$(1,319.7)
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
(7) Other expenses for the nine months ended September 30, 2025 consist of a $25.0 million termination fee for our former management services agreement contract with Altamont Capital, $13.4 million of system development non-operating costs, $21.7 million of professional costs related to corporate development (including $5.0 million specifically related to our IPO that were not eligible for capitalization as issuance costs), $8.4 million of Mission profits sharing expense, and $2.1 million of individually insignificant costs.

The following table presents our total assets by reportable segments:

(in millions)	September 30, 2026	December 31, 2025
Exchange Services	$1,328.4	$903.9
MGA Operations	558.3	479.2
Underwriting	8,144.6	7,307.2
Corporate and eliminations	(575.2)	(427.2)
Total	$9,456.1	$8,263.1
As of September 30, 2026, our equity method investments (as further detailed in Note 4) consisted of $6.4 million held by the MGA Operations segment and $7.4 million within Corporate and Other. As of December 31, 2025, our equity method investments consisted of $5.4 million held by the MGA Operations segment and $5.0 million within Corporate and Other. In addition, expenditures for additions to long-lived assets are not material and are not reported to our CODM.
All our revenues from external customers were attributable to various geographic locations outside of the Cayman Islands, based on where the insurance policies or services were sold. There were no reportable major customers that accounted for 10% or more of our consolidated revenue for the three and nine months ended September 30, 2026 and 2025.
The following table presents our revenues by geography:

	Three Months Ended September 30, 2026
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$58.2	$12.0	$70.2
Direct commission income	72.1	18.8	90.9
Net earned premiums	40.9	73.0	113.9
Net investment income	1.9	3.3	5.2
Net realized losses on investments	(1.3)	(0.2)	(1.5)
Net unrealized losses on investments	(0.1)	—	(0.1)
Total revenues	$171.7	$106.9	$278.6

	Three Months Ended September 30, 2025
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$62.0	$30.3	$92.3
Direct commission income	27.3	16.1	43.4
Net earned premiums	25.9	56.2	82.1
Net investment income	6.9	3.2	10.1
Net realized gains on investments	2.8	0.7	3.5
Net unrealized gains on investments	36.0	—	36.0
Total revenues	$160.9	$106.5	$267.4

	Nine Months Ended September 30, 2026
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$186.9	$38.9	$225.8
Direct commission income	180.5	53.7	234.2
Net earned premiums	166.3	206.5	372.8
Net investment income	15.2	9.3	24.5
Net realized gains (losses) on investments	25.1	(0.5)	24.6
Net unrealized gains on investments	26.9	—	26.9
Total revenues	$600.9	$307.9	$908.8

	Nine Months Ended September 30, 2025
(in millions)	North America	UK and EU	Total
Ceding commission income (1)	$188.7	$75.9	$264.6
Direct commission income	59.6	46.1	105.7
Net earned premiums	67.8	147.9	215.7
Net investment income	22.1	13.0	35.1
Net realized gains on investments	3.2	3.0	6.2
Net unrealized gains on investments	37.2	—	37.2
Total revenues	$378.6	$285.9	$664.5
(1) For further information on the impacts of sliding scale commission adjustments on our ceding commission income for the three and nine months ended September 30, 2026 and 2025 resulting from the loss experience of covered insurance contracts, refer to Note 8.

4. Investments
Unrealized gains and losses on available for sale fixed maturity and short-term investments, at fair value
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of fixed maturity and short-term investments, were as follows:

	September 30, 2026
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate	$157.3	$0.1	$(3.4)	$154.0
US government and agency	39.6	—	(0.9)	38.7
Non-US government and agency	248.0	0.1	(5.9)	242.2
Residential mortgage-backed	52.0	—	(1.0)	51.0
Commercial mortgage-backed	6.6	—	(0.1)	6.5
Other asset-backed securities	16.3	—	(0.4)	15.9
Total fixed maturity and short-term investments	$519.8	$0.2	$(11.7)	$508.3

	December 31, 2025
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate	$244.4	$2.6	$(0.1)	$246.9
US government and agency	123.6	1.0	(0.1)	124.5
Non-US government and agency	247.0	1.5	(0.4)	248.1
Residential mortgage-backed	55.5	0.6	(0.5)	55.6
Commercial mortgage-backed	14.8	0.2	—	15.0
Other asset-backed securities	21.8	0.1	—	21.9
Total fixed maturity and short-term investments	$707.1	$6.0	$(1.1)	$712.0
The following table summarizes, for all our available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	September 30, 2026
	Less than 12 months		12 Months or more		Total
(in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate	$146.3	$(3.4)	$—	$—	$146.3	$(3.4)
US government and agency	38.4	(0.9)	—	—	38.4	(0.9)
Non-US government and agency	225.0	(5.6)	5.0	(0.3)	230.0	(5.9)
Residential mortgage-backed	51.0	(1.0)	—	—	51.0	(1.0)
Commercial mortgage-backed	2.0	(0.1)	—	—	2.0	(0.1)
Other asset-backed securities	15.9	(0.4)	—	—	15.9	(0.4)
Total fixed maturity and short-term investments	$478.6	$(11.4)	$5.0	$(0.3)	$483.6	$(11.7)

	December 31, 2025
	Less than 12 months		12 Months or more		Total
(in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate	$25.6	$(0.1)	$—	$—	$25.6	$(0.1)
US government and agency	—	—	4.8	(0.1)	4.8	(0.1)
Non-US government and agency	63.0	(0.3)	8.1	(0.1)	71.1	(0.4)
Residential mortgage-backed	—	—	3.4	(0.5)	3.4	(0.5)
Total fixed maturity and short-term investments	$88.6	$(0.4)	$16.3	$(0.7)	$104.9	$(1.1)
We did not recognize the unrealized losses in earnings on these fixed maturity and short-term investments as of September 30, 2026 and December 31, 2025 because we determined that such losses were due to non-credit factors that are temporary in nature. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.
Contractual maturity
The amortized cost and fair values of our fixed maturity and short-term investments by contractual maturity were as follows:

	September 30, 2026
(in millions)	Amortized cost	Fair value
Due in one year or less	$37.3	$37.2
Due after one year through five years	342.5	335.3
Due after five years through ten years	65.1	62.4
Residential mortgage-backed	52.0	51.0
Commercial mortgage-backed	6.6	6.5
Other asset-backed securities	16.3	15.9
Total fixed maturity and short-term investments	$519.8	$508.3
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
Details regarding our equity method investments were as follows:

	September 30, 2026		December 31, 2025
(in millions)	Ownership %	Carrying value	Ownership %	Carrying value
MGAs	19.0% - 25.2%	$3.3	19.0% - 20.0%	$2.0
Other	6.6% - 15.0%	10.5	8.1% - 15.0%	8.4
Equity method investments		$13.8		$10.4

In applying the equity method of accounting, we record investments initially at cost and subsequently adjust their carrying value based on our proportionate share of the net income or loss of the investment. We generally record such investments on a one-to-three-month lag. Our maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in our consolidated balance sheet and any unfunded commitments. As of September 30, 2026, we had unfunded commitments of $5.0 million to our equity method investees.
For the nine months ended September 30, 2026 and 2025, we received dividends from equity method investees of $0.6 million and $1.6 million, respectively.
Details regarding the carrying value of our other investments portfolio were as follows:

(in millions)	September 30, 2026	December 31, 2025
Investment type:
MGAs and TPAs	$78.9	$59.9
Venture funds	10.1	24.1
Other investments	$89.0	$84.0
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
For the three months ended September 30, 2026, there were no impairments and no observable transaction prices related to our other investments. For the nine months ended September 30, 2026, there were no impairments and we recognized $26.9 million of income as a component of unrealized gains following observable prices related to our other investments as described above. For the three months ended September 30, 2025, there were no impairment charges, and we recognized $36.0 million of income as a component of unrealized gains following observable prices related to our other investments. For the nine months ended September 30, 2025, we recognized a $0.5 million impairment charge, and we recognized $37.7 million of income as a component of unrealized gains following observable prices related to our other investments.
We have recognized cumulative income as a component of unrealized gains of $82.1 million, net of cumulative impairment charges of $0.7 million associated with investments accounted for under the measurement alternative from inception of the related investments.
As of September 30, 2026, we had unfunded commitments of $0.7 million to venture funds.
Net investment income
Investment income and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Interest on cash and cash equivalents	$12.3	$14.5	$35.9	$38.3
Interest on fixed maturity investments	6.8	7.0	22.2	18.5
Income from equity method investments	0.9	0.3	2.8	1.5
Gross investment income	20.0	21.8	60.9	58.3
Interest expense on funds held under reinsurance	(14.4)	(11.2)	(34.6)	(22.0)
Investment expenses	(0.4)	(0.5)	(1.8)	(1.2)
Net investment income	$5.2	$10.1	$24.5	$35.1

Net realized and unrealized (losses) gains on investments
The following table presents net realized and unrealized (losses) gains on our investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net realized (losses) gains on investments:
Net realized (losses) gains on fixed maturity and short-term investments	$(1.5)	$0.4	$(2.5)	$1.0
Net realized gains on equity method investments	—	0.4	—	2.5
Net realized gains on other investments (1)	—	2.7	27.1	2.7
Net realized (losses) gains on investments	(1.5)	3.5	24.6	6.2
Net unrealized (losses) gains on investments:
Net unrealized (losses) gains on other investments (2)	(0.1)	36.0	26.9	37.2
Net realized and unrealized (losses) gains on investments	$(1.6)	$39.5	$51.5	$43.4
(1) As disclosed above, the realized gain for the nine months ended September 30, 2026 related to a sale of a portion of our interests in a TPA investment.
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

(in millions)	September 30, 2026	December 31, 2025
Fixed maturity securities	$3.5	$5.2
Cash and cash equivalents	4.6	—
Total	$8.1	$5.2
The following table represents the restricted assets we have pledged in favor of certain ceding companies to collateralized obligations:

(in millions)	September 30, 2026	December 31, 2025
Short-term investments	$0.8	$0.9
Fixed maturity securities	19.9	25.8
Cash and cash equivalents	79.3	83.1
Total	$100.0	$109.8

5. Fair value measurements
Fair value measurements on a recurring basis
Our financial assets and liabilities measured at fair value on a recurring basis by level were as follows:

	September 30, 2026
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Fixed maturity and short-term investments measured at fair value:
Corporate	$—	$154.0	$—	$154.0
US government and agency	—	38.7	—	38.7
Non-US government and agency	—	242.2	—	242.2
Residential mortgage-backed	—	51.0	—	51.0
Commercial mortgage-backed	—	6.5	—	6.5
Other asset-backed securities	—	15.9	—	15.9
Total fixed maturity and short-term investments	$—	$508.3	$—	$508.3

	December 31, 2025
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Fixed maturity and short-term investments measured at fair value:
Corporate	$—	$246.9	$—	$246.9
US government and agency	—	124.5	—	124.5
Non-US government and agency	—	248.1	—	248.1
Residential mortgage-backed	—	55.6	—	55.6
Commercial mortgage-backed	—	15.0	—	15.0
Other asset-backed securities	—	21.9	—	21.9
Total fixed maturity and short-term investments	$—	$712.0	$—	$712.0
There were no transfers between Level 1, Level 2, or Level 3 for the nine months ended September 30, 2026 and 2025.

Fair value measurements on a non-recurring basis
We measure the fair value of certain assets on a non-recurring basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include our investments in limited partnerships reported in "Other investments" in our condensed consolidated balance sheets.
The following table presents assets measured at fair value on a non-recurring basis:

	September 30, 2026
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Assets measured at fair value:
Other investments:
MGAs and TPAs	$—	$—	$78.9	$78.9
Venture funds	—	—	10.1	10.1
Total	$—	$—	$89.0	$89.0

	December 31, 2025
(in millions)	Quoted prices in active markets for identical assets Level 1	Significant other observable Level 2	Significant unobservable inputs Level 3	Estimated fair value
Assets measured at fair value:
Other investments:
MGAs and TPAs	$—	$—	$59.9	$59.9
Venture funds	—	—	24.1	24.1
Total	$—	$—	$84.0	$84.0
Fair value information about financial instruments not measured at fair value
Our estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts) is discussed below:
Debt: As further described in Note 9, given the frequency with which the variable interest rates on our senior unsecured debt reset, the carrying value of our debt measured at amortized cost approximates its fair value as of September 30, 2026 and December 31, 2025. The debt is classified as Level 2.
Remaining financial assets and liabilities: Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature, approximates their fair value as of September 30, 2026 and December 31, 2025.

6. Unpaid losses and loss adjustment expenses
Activity in unpaid losses and LAE reserve is summarized as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025
Gross reserve for unpaid losses and LAE, beginning of year	$2,005.4	$1,294.4
Less: Reinsurance recoverables, beginning of year	1,682.3	1,069.5
Net reserve for unpaid losses and LAE, beginning of year	323.1	224.9
Reserves reassumed under commutation agreement (1)	97.4	—
Addition to reserves associated with novation agreement	36.7	—
Incurred losses and LAE related to:
Current accident year	219.5	147.9
Prior accident years	4.5	(0.6)
Total incurred losses and LAE	224.0	147.3
Paid losses and LAE:
Current accident year	(30.0)	(31.1)
Prior accident years	(88.0)	(65.6)
Total paid losses and LAE	(118.0)	(96.7)
Foreign exchange adjustments	(5.1)	13.0
Retroactive reinsurance (2)	(323.8)	—
Net reserve for unpaid losses and LAE, end of period	234.3	288.5
Reinsurance recoverables on unpaid losses and LAE, end of period	2,155.5	1,552.9
Gross reserve for unpaid losses and LAE, end of period	$2,389.8	$1,841.4
(1) During the nine months ended September 30, 2026, we completed commutations that resulted in a gain of $7.3 million, representing the excess of the total consideration received of $104.7 million net of total liabilities reassumed of $97.4 million. The gain is included in Losses and loss adjustment expenses within our condensed consolidated statement of operations.
(2) During the nine months ended September 30, 2026, we entered into loss portfolio transfer reinsurance contracts ("LPTs") under which our reinsurance counterparties will reinsure all of our retained loss reserves (subject to certain minor exclusions) on policies written between July 2022 to June 2025, subject to an aggregate limit of $562.0 million. The terms of the LPTs provide coverage on net loss reserves of $399.9 million as of the respective reference dates in consideration for a premium of the same amount. As of September 30, 2026, the total reinsurance recoverable and a corresponding funds held under reinsurance balance related to the LPTs were $323.8 million, reflecting paid losses and settlement activity during the nine months ended September 30, 2026.
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
The increase in incurred losses and LAE attributable to prior accident years of $4.5 million for the nine months ended September 30, 2026 was primarily related to the liability portfolio, partially offset by favorable development on the property portfolio.
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
The impacts of reinsurance on written and earned premiums and loss and loss adjustment expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Written premiums:
Direct	$680.2	$706.9	$2,058.7	$2,288.9
Assumed	109.1	85.0	317.1	288.3
Gross	789.3	791.9	2,375.8	2,577.2
Ceded	(726.6)	(654.0)	(1,988.2)	(2,348.1)
Net written premiums	$62.7	$137.9	$387.6	$229.1

Earned premiums:
Direct	$635.3	$703.7	$1,928.5	$2,047.0
Assumed	91.7	79.0	350.3	237.8
Gross	727.0	782.7	2,278.8	2,284.8
Ceded	(613.1)	(700.6)	(1,906.0)	(2,069.1)
Net earned premiums	$113.9	$82.1	$372.8	$215.7

Loss and LAE:
Direct	$374.1	$353.0	$1,046.3	$1,084.8
Assumed	38.5	39.2	173.8	85.6
Gross	412.6	392.2	1,220.1	1,170.4
Ceded	(342.1)	(341.4)	(996.1)	(1,023.1)
Net loss and LAE	$70.5	$50.8	$224.0	$147.3

Reinsurance recoverables
Amounts recoverable from reinsurers on paid and unpaid losses and LAE are recognized in a manner consistent with the unpaid losses and LAE associated with the reinsurance and presented as reinsurance recoverables. The balances were as follows:

(in millions)	September 30, 2026	December 31, 2025
Reinsurance recoverables on unpaid losses and LAE	$2,155.5	$1,682.3
Other reinsurance recoverables:
Reinsurance recoverables on paid losses and LAE	793.7	512.7
Deposit assets (1)	57.9	69.5
Commutation consideration receivable	104.6	12.0
Total other reinsurance recoverables	956.2	594.2
Reinsurance recoverables	$3,111.7	$2,276.5
(1) Reduction of $11.6 million from December 31, 2025 to September 30, 2026 corresponds to the $12.1 million reduction in deposit asset attributed to recoveries, partially offset by $0.5 million of income amortization for the nine months ended September 30, 2026.
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
Of the total reinsurance recoverables on paid and unpaid losses and LAE outstanding as of September 30, 2026, 46% were with reinsurers having an A.M. Best rating of "A-" (excellent) or better, and we require reinsurance recoverables with reinsurers that have an A.M. Best rating below "A-" or are not rated by A.M. Best to be subject to collateral arrangements through a combination of letters of credit, funds withheld arrangements or trust agreements. We consider such collateral arrangements, credit ratings assigned to reinsurers by A.M. Best and other historical default rate information in estimating the credit valuation allowance for reinsurance recoverables. The credit valuation allowance was $1.0 million and $0.6 million as of September 30, 2026 and December 31, 2025.
8. Deferred acquisition costs and deferred ceding commissions
The following table presents the amounts of policy acquisition costs deferred and amortized for insurance business retained by Accelerant:

	Three Months Ended September 30,
(in millions)	2026	2025
Balance as of July 1,	$105.4	$51.2
Direct commissions and other acquisition costs on retained business	18.7	30.6
Amortization of deferred acquisition costs	(31.2)	(22.8)
Foreign currency translation	0.1	—
Balance as of September 30,	$93.0	$59.0

	Nine Months Ended September 30,
(in millions)	2026	2025
Balance as of January 1,	$76.9	$60.7
Direct commissions and other acquisition costs on retained business	116.3	56.1
Amortization of deferred acquisition costs	(99.6)	(58.1)
Foreign currency translation	(0.6)	0.3
Balance as of September 30,	$93.0	$59.0

The following table presents the amounts of ceding commissions deferred and amortized:

	Three Months Ended September 30,
(in millions)	2026	2025
Balance as of July 1,	$225.1	$235.0
Deferral of excess ceding commission income over deferred acquisition costs	93.0	85.2
Amortization of deferred excess ceding commissions to income	(70.2)	(92.3)
Foreign currency translation	—	(1.9)
Balance as of September 30,	$247.9	$226.0

	Nine Months Ended September 30,
(in millions)	2026	2025
Balance as of January 1,	$232.5	$193.0
Deferral of excess ceding commission income over deferred acquisition costs	238.1	300.9
Amortization of deferred excess ceding commission to income	(225.8)	(264.6)
Foreign currency translation	3.1	(3.3)
Balance as of September 30,	$247.9	$226.0
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
Ceding commission income recognized for the three and nine months ended September 30, 2026 included net reductions of $10.6 million and $17.7 million, respectively due to sliding scale commission adjustments resulting from the unfavorable loss experience of covered insurance contracts. For the three and nine months ended September 30, 2025, ceding commission income recognized included net increases of $7.7 million and $20.2 million, respectively due to net sliding scale commission adjustments resulting from the favorable loss experience of covered insurance contracts.

9. Debt
We had the following debt outstanding as of September 30, 2026 and December 31, 2025:

(in millions)	September 30, 2026	December 31, 2025
Senior unsecured debt due 2029	$121.9	$124.2
Less: unamortized debt issuance costs	(2.4)	(2.9)
Senior unsecured debt	$119.5	$121.3
We have a credit agreement that consists of senior unsecured syndicated US dollar denominated loan facility with a September 2029 maturity date, as well as a $50 million revolving credit facility (all of which was unutilized and available as of September 30, 2026). Each borrowing under the revolving credit facility may have a maturity of one, three or six months, at our election, but may not extend beyond the credit agreement’s maturity date. Such borrowings may be repaid early.
The senior unsecured debt represents an unsecured obligation and includes a delayed draw term loan ("DDTL") feature that allows us to withdraw predefined amounts. We may withdraw up to an additional $75 million upon request, subject to the agreement of the lenders.
Partial quarterly repayments of the aggregate principal amount are required until the maturity date as reflected in the table above. Interest payments on the senior notes are due at the end of each period, being a certain month or quarter during which the applicable interest rate has been reset. The interest rate is subject to a sliding scale based on our consolidated senior debt to capitalization ratio and varies between a 3.4% and 4.0% spread in addition to the Secured Overnight Financing Rate ("SOFR"). Interest is calculated based on a 360-day year of twelve 30-day months. Interest expense for the three months ended September 30, 2026 and 2025 was $2.4 million and $2.6 million, respectively. Interest expense for the nine months ended September 30, 2026 and 2025 was $7.3 million and $7.7 million, respectively.
Subject to conditions of optional prepayment, we may voluntarily prepay the senior unsecured debt at any time and from time to time, prior to the maturity date without penalty. Any prepayment, in whole or in part, shall include any accrued and unpaid interest thereon to, but excluding, the prepayment date. Any amounts we prepay may not be reborrowed.
The senior notes contain certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on minimum consolidated net worth, maximum leverage levels and a minimum interest coverage ratio. As of September 30, 2026, we were in compliance with all such covenants.

10. Equity
Common shares:
We have two classes of authorized common shares with a par value of $0.0000011951862 per share.
As of both September 30, 2026 and December 31, 2025, there were 500,000,000 Class A and 140,000,000 Class B shares authorized.
The following table shows a roll forward of our common shares issued and outstanding for the three and nine months ended September 30, 2026:

Three Months Ended September 30, 2026	Class A	Class B	Total
Common shares as of July 1, 2026	118,278,172	98,639,873	216,918,045
Shares converted from Class B to Class A	7,723,132	(7,723,132)	—
Shares issued (1)	402,133	—	402,133
Common shares as of September 30, 2026	126,403,437	90,916,741	217,320,178

Nine Months Ended September 30, 2026	Class A	Class B	Total
Common shares as of January 1, 2026	114,580,918	107,241,428	221,822,346
Shares converted from Class B to Class A	16,324,687	(16,324,687)	—
Shares repurchased and retired	(5,554,301)	—	(5,554,301)
Shares issued (1)	1,052,133	—	1,052,133
Common shares as of September 30, 2026	126,403,437	90,916,741	217,320,178
(1) Includes shares issued from the exercise of share options, net shares issued for vested restricted share units and shares issued from the employee stock purchase plan.
Preference shares:
As of September 30, 2026 and December 31, 2025, there were 100,000,000 preference shares authorized and no preference shares issued and outstanding. The Board of Directors is authorized, without any action by our shareholders, to designate and issue preference shares in one or more classes and to designate the powers, preferences and rights of each class, which may be greater than the rights of our common shares.
Share repurchase and retirement:
On March 18, 2026, the Board of Directors approved a share repurchase program with respect to our Class A common shares in an amount not to exceed $200 million in the aggregate (excluding any fees, commission, taxes or other expenses associated with such repurchases), with such purchases to be completed on or before December 31, 2028, unless earlier modified, suspended, or terminated by the Board (the “Repurchase Program”). Under the Repurchase Program, shares may be purchased from time to time, at the Company’s discretion and subject to the market conditions, share price, alternative uses for capital, our financial performance and other potential factors. These purchases may be carried out through open market purchases, accelerated share repurchase plans, negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Shares repurchased under this program are retired and cancelled upon repurchase. During the nine months ended September 30, 2026, we repurchased and retired 5,554,301 common shares for $77.3 million under the Repurchase Program.
As of September 30, 2026, we had outstanding approval to purchase up to $122.7 million, in the aggregate, of our outstanding common share remaining under the Repurchase Program.
In addition, during the three months ended September 30, 2026, we acquired 81,779 common shares related to employee tax withholding obligations associated with employee incentive plans for $1.0 million which were retired in the same period. During the nine months ended September 30, 2026, we acquired 485,067 common shares related to employee tax withholding obligations associated with employee incentive plans for $6.3 million which were retired in the same period.
The excess of the repurchase price over the par value of the common shares was required to be reflected as a reduction to additional paid-in capital presented within our condensed consolidated statement of shareholders’ equity as we have an accumulated deficit.

11. Share-based compensation
The following table summarizes the share-based compensation and liability classified awards expense we recognized by award type for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Share options	$17.2	$15.3	$52.6	$20.7
Restricted share units (1)	6.8	1.9	22.8	1.9
Employee share purchase plan	0.2	—	0.5	—
Liability-classified awards	8.1	9.8	13.7	9.8
Total share-based compensation expenses	$32.3	$27.0	$89.6	$32.4
(1) Amount for the nine months ended September 30, 2026 includes $8.4 million of expense related to the acceleration of restricted share units related to a separation agreement with a former executive. Under the terms of such separation agreement, the vesting of 442,250 previously unvested RSUs was accelerated as of the separation date, resulting in this incremental share-based compensation expense.
Share options granted to employees
The following table summarizes the activity related to share option awards for the nine months ended September 30, 2026:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)	Weighted- Average Fair Value
Outstanding as of January 1, 2026	41,778,521	$21.43	9.1		$7.12
Granted	—	—	—		—
Exercised	(129,445)	19.31	—		3.95
Canceled	(1,417,954)	19.60	—		4.08
Forfeited	(1,578,419)	21.35	—		7.60
Outstanding as of September 30, 2026	38,652,703	$21.51	8.4	$4.6	$7.23
Options exercisable as of September 30, 2026	16,114,389	$20.78	7.9	$3.7	$5.34
Options unvested as of September 30, 2026	22,538,314	$22.03	8.7	$0.9	$8.57
For the three months ended September 30, 2026 and 2025, share-based compensation expense from share option awards granted was $17.2 million and $15.3 million, respectively, which is included in "General and administrative expenses" in our condensed consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, share-based compensation expense from share option awards granted was $52.6 million and $20.7 million, respectively.
The unrecognized compensation cost related to unvested share option awards as of September 30, 2026 and December 31, 2025 was $183.5 million and $247.7 million, respectively. The weighted average remaining requisite service period as of September 30, 2026 is 1.5 years, over which period the total cost will be amortized as compensation expense within the financial statements.

Restricted share units ("RSUs")
The following table summarizes the activity related to RSUs for the nine months ended September 30, 2026:

	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2026	1,926,188	$20.19
Granted	6,312,967	11.78
Vested	(766,085)	20.48
Forfeited	(444,795)	20.15
Unvested as of September 30, 2026	7,028,275	$12.62
For the three and nine months ended September 30, 2026, share-based compensation expense from RSUs granted was $6.8 million and $22.8 million, which is included in "General and administrative expenses" in our condensed consolidated statements of operations.
As of September 30, 2026 and December 31, 2025, the unrecognized compensation cost related to unvested RSUs was $72.6 million and $34.9 million, respectively. The weighted average remaining requisite service period is 1.9 years, over which period the total cost will be amortized as share-based compensation expense within the financial statements.
Additionally, we have granted Performance Share Units ("PSUs") to certain executives and employees. The PSUs vest based on the achievement of annual performance targets over a three-year period of continued service to the Company, with the number of shares earned ranging from 0% to 250% of the target award. During the nine months ended September 30, 2026, the Company recognized $2.7 million related to PSU awards, which is included as a component of the RSU expenses noted above.
2025 Employee Stock Purchase Plan ("ESPP")
For the three and nine months ended September 30, 2026, share-based compensation expense from ESPP was $0.2 million and $0.5 million, which is included in "General and administrative expenses" in our condensed consolidated statements of operations.
Liability Classified Awards
For the three and nine months ended September 30, 2026, the share-based compensation expense from the liability classified awards was $8.1 million and $13.7 million, respectively, which is included in "General and administrative expenses" in our consolidated statements of operations. As of September 30, 2026, the liability balance from the liability classified awards was $17.4 million, which is included in "Accounts payable and other liabilities" within our condensed consolidated balance sheets.

12. Earnings per share
The following table sets forth the computation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Numerator:
Net (loss) income	$(9.2)	$(1,367.0)	$66.7	$(1,346.1)
Adjustment for net income attributable to non-controlling interests	(3.1)	(1.8)	(5.5)	(7.4)
Less: Deemed dividend for Class C preference shares redemption (1)	—	(70.9)	—	(70.9)
Net (loss) income attributable to Accelerant common shareholders	$(12.3)	$(1,439.7)	$61.2	$(1,424.4)
Denominator:
Weighted-average common shares outstanding - basic	217,173,937	206,064,119	219,172,536	179,624,179
Effect of dilutive securities:
Dilutive common shares (1)	—	—	1,968,487	—
Weighted-average common shares outstanding - diluted	217,173,937	206,064,119	221,141,023	179,624,179
Net (loss) income attributable to Accelerant per common share:
Basic	$(0.06)	$(6.99)	$0.28	$(7.93)
Diluted	$(0.06)	$(6.99)	$0.28	$(7.93)
(1) Potential dilutive common shares consist of all of our convertible preference shares in the 2025 period and certain of our share-based compensation awards as described in Note 11. During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive. The potential common shares excluded from the calculation of potential dilutive common shares outstanding were 28,661,849 shares and 26,694,417 shares (primarily related to share options granted to employees that have an exercise price above the market price of shares during the period) for the three and nine months ended September 30, 2026, respectively. The potential common shares excluded from the calculation of potential diluted shares outstanding were 2,963,669 shares and 2,243,862 shares for the three and nine months ended September 30, 2025, respectively.
13. Income taxes
For the three months ended September 30, 2026 and 2025, our effective tax rates were (475.0)% and (0.7)%, respectively. For the nine months ended September 30, 2026 and 2025, our effective tax rates were 24.0% and (2.0)%, respectively. We use the estimated annual effective tax rate method for calculating our tax provision in interim periods, which reflects our best estimate of the effective tax rate expected for the full year. The effective tax rates in both periods were impacted by taxable income subject to tax in certain jurisdictions, losses incurred in zero tax rate jurisdictions and valuation allowances offsetting available carry-forward losses in certain jurisdictions.
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
Taxable losses in one jurisdiction generally cannot be applied to offset earnings in another. In certain other jurisdictions, losses in one entity may not be used to offset taxable income generated by another entity in that same jurisdiction. We also received no income tax benefit from the non-deductible profits interests and termination fee expenses recorded in the prior year. The effective tax rates for the three and nine months ended September 30, 2026 in our tax-paying entities were also impacted by certain nondeductible costs primarily related to transaction costs incurred by our Holding Companies in connection with the Merger, resulting in higher effective tax rates as compared to prior periods.
The composition of our effective tax rates among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total effective tax rate, were as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Nondeductible profits interests and termination fee expenses	Non-tax paying entities	Total
Income (loss) before income taxes	$18.1	$(19.7)	$(1.6)	$44.7	$(1,404.7)	$2.5	$(1,357.5)
Income tax expense	7.6	—	7.6	9.5	—	—	9.5
Effective tax rate	42.0%	—	(475.0)%	21.3%	—%	—	(0.7)%

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Nondeductible profits interests and termination fee expenses	Non-tax paying entities	Total
Income (loss) before income taxes	$66.9	$20.9	$87.8	$141.7	$(1,404.7)	$(56.7)	$(1,319.7)
Income tax expense	21.1	—	21.1	26.4	—	—	26.4
Effective tax rate	31.5%	—	24.0%	18.6%	—%	—	(2.0)%
14. Other assets
Other assets consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Net deferred tax assets	$95.3	$77.8
Commission income receivable	60.7	45.1
Funds withheld by reinsurers	17.9	19.3
Prepaid expenses	19.3	16.4
Current income tax recoverable	27.6	9.3
Other	29.1	30.2
Total	$249.9	$198.1

15. Accounts payable and other liabilities
Accounts payable and other liabilities consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Insurance balances payable	$608.4	$296.5
Premium tax payables	54.0	50.9
Commission refund liabilities	43.7	45.2
Deposit liabilities	10.3	23.6
Corporation tax payable	13.0	8.7
Accrued expenses and other	188.8	168.7
Total	$918.2	$593.6
16. Related party transactions
For the three and nine months ended September 30, 2025, we incurred $0.1 million and $0.8 million, respectively of advisory fees and expenses with Altamont Capital Management LLC, an affiliate. In July 2025, we agreed to terminate the existing management services agreement between Accelerant Holdings LP and Altamont Capital Management, LLC, dated February 19, 2019 (the “MSA”), which previously set out terms on which, among other things, the Company had compensated Altamont Capital Management, LLC for its services. During July 2025, the Company agreed to pay Altamont Capital a termination fee of $25 million upon the successful consummation of its IPO, at which point the MSA was terminated. Such fee and related expense was reflected within "Other expenses" in our condensed consolidated financial statements. There were no expenses accrued during the three and nine months ended September 30, 2026.
For the three months ended September 30, 2026 and 2025, Hadron, an Accelerant Risk Exchange Insurer majority owned by Altamont Capital Partners, an affiliate, accounted for $180.9 million and $179.8 million of Exchange Written Premium, respectively. For the nine months ended September 30, 2026 and 2025, Hadron accounted for $579.9 million and $472.5 million of Exchange Written Premium, respectively.
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
Unfunded investment commitments
As of September 30, 2026, we had unfunded commitments of $5.7 million in respect of our limited partnership investments. Refer to Note 4 for additional information.
18. Subsequent events
Planned distribution of Accelerant Insurance Company of Canada:
In connection with the Merger Agreement, and to facilitate the timely close of the Merger, the Company is required to use commercially reasonable efforts, prior to the closing of the Merger, to cause its Canadian insurance subsidiary, Accelerant Insurance Company of Canada (“AICC”), to cease to be owned by the Company or any of its subsidiaries (the “Canada Distribution”).
As of September 30, 2026, AICC did not meet the criteria to be classified as held for sale. Subsequent to September 30, 2026, the Company has continued to evaluate and pursue alternatives to effect the Canada Distribution and currently expects that AICC will be transferred or sold to Altamont Capital Partners, or an affiliate thereof, in exchange for consideration based on the fair value of the business. Based on the Company’s current expectations regarding the terms of the transaction and the estimated fair value of AICC, the Company does not expect the Canada Distribution to result in a loss. Upon completion of the Canada Distribution, AICC will be excluded from the definition of an Insurance Subsidiary under the Merger Agreement and will not require a separate insurance regulatory change of control approval in connection with the Merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and our results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and "Risk Factors" in our 2025 Annual Report and in this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
By harnessing our proprietary technology, access to data, and industry experience, we believe we have created the preeminent marketplace of the specialty insurance industry. As of September 30, 2026, we had 340 Members (an increase of 26 Members since June 30, 2026) and 94 Risk Capital Partners on our platform. We have grown Exchange Written Premium at a 164% compounded annual growth rate since our inception. As we have matured and continued to scale our business, our annual growth rate has moderated.
Recent Business Developments
Proposed Merger
On August 13, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cherry Tree BidCo, a Cayman Islands exempted company (“Parent”), and Cherry Tree Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Thoma Bravo Discover Fund V, L.P. (“Sponsor”), an investment fund managed by Thoma Bravo, L.P. Capitalized terms used but not defined herein have the meanings ascribed to such terms in the Merger Agreement. Pursuant to, and subject to the terms and conditions set forth in, the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and becoming a wholly owned subsidiary of Parent (the “Merger”).
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each Class A common share and Class B common share of the Company, $0.0000011951862 par value per share (the “Shares”), issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive (A) $20.25 in cash, without interest, plus (B) if applicable, the Ticking Amount (together, the "Per Share Closing Amount”). The Ticking Amount is equal to $0.00333 per Share (an annualized rate of 6%) for each calendar day elapsed after the Ticking Amount Start Date through and including the Ticking Amount End Date, if the closing of the Merger occurs on or after the Ticking Amount Start Date.

The Merger Agreement also provides that, at the Effective Time, by virtue of the Merger, the following treatment of our equity awards:
•Each share option granted under the Accelerant Share Incentive Plan (“Company Option”) that is in-the-money, whether vested or unvested, will be canceled and exchanged for a cash payment equal to its aggregate spread value (based on the excess of the Per Share Closing Amount over the per-Share exercise price and the number of Shares underlying such Company Option). Notwithstanding the foregoing, all underwater Company Options (whether vested or unvested) will be cancelled for no consideration.
•Each restricted share unit of the Company subject to restrictions based on continuous service (“Company RSU”) that vests at the Effective Time in accordance with the terms of the applicable award agreement (the “Single-Trigger RSUs”) (including RSUs held by non-employee directors of the Company) will be canceled in exchange for a cash payment equal to the product of the Per Share Closing Amount and the number of Shares subject to such Single-Trigger RSU. Each Company RSU that is not a Single-Trigger RSU will be canceled and converted into the right to receive a cash amount equal to the product of the Per Share Closing Amount and the number of Shares subject to such Company RSU, which will vest and be paid out on the same vesting terms, and will be subject to the same terms and conditions, that applied to the corresponding Company RSU.
•Each restricted share unit of the Company subject to restrictions based on performance (“Company PSU”) will be canceled and converted into the right to receive a cash payment equal to the product of the Per Share Closing Amount and the number of Shares to which the holder of such Company PSU would be entitled upon settlement thereof assuming (x) performance in respect of the 2026 performance year is achieved at 250% and (y) performance in respect of the 2027 and 2028 performance years is achieved at 100%, which cash payment will vest and be paid out on the same terms and conditions (other than terms related to performance) that applied to the corresponding Company PSU.
•No new offering periods will commence under the Company’s employee share purchase plan (the “ESPP”) and no new participants will be permitted. The final exercise date for each offering period in effect will occur on the earlier of its scheduled exercise date and the fifth trading day before the Effective Time, the ESPP will terminate immediately prior to the Effective Time, and Shares purchased on the final exercise date will be canceled and converted into the right to receive the Per Share Closing Amount.
The Merger Agreement and the transactions contemplated thereby, including the Merger, have been approved by Accelerant’s Board of Directors. Consummation of the Merger is subject to certain customary closing conditions, including, among other things, receipt of Company shareholder approval and applicable regulatory approvals and is expected to close in the first half of 2027. If the Merger is consummated, the Shares will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
The Merger Agreement also contains termination rights for each of the Company and Parent and associated termination fees payable under specified circumstances.
Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay to Parent a termination fee of an amount equal to $136.5 million. Under certain circumstances, Parent will be required to pay the Company a termination fee of $295.8 million.
Fees and other expenses that are contingent on the closing of the Merger are estimated to range from $70 million to $85 million for consulting and advisory and legal services. These contingent fees and expenses will not be accrued and will be recognized in our financial statements in the period when the Merger closes and will be paid using our financial resources and not from any of the merger consideration (which is being paid entirely to ordinary shareholders).
Non-contingent Merger related costs, such as those related to legal services, filing fees, administrative fees and employee expenses have been expensed as incurred within general and administrative expenses within these financial statements.
Partnership with WoodStar Reciprocal Exchange
During the second quarter of 2026, we entered a partnership with the newly formed WoodStar Reciprocal Exchange (“WoodStar”). WoodStar was funded with a total of $220 million of surplus notes, composed of $160 million investment in surplus notes by unrelated third parties and a $60 million investment in surplus notes by WoodStar Risk Management Inc. ("WRMI"), WoodStar's attorney-in-fact, also funded by unrelated third parties. WRMI's investment in the surplus notes was partly funded by $40 million paid in kind interest debt instrument issued by an unrelated third party. WoodStar will provide underwriting capacity for the Accelerant Risk Exchange. Accelerant will provide underwriting and other services to WoodStar pursuant to contractual service arrangements. WoodStar is managed by WRMI. We hold a majority ownership interest in WRMI, a variable interest entity, however a third-party investor in the WoodStar structure maintains certain rights that provide contractual authority over the most substantial activities of WRMI, and therefore we do not consolidate WoodStar's financial results. Our ownership interest in WRMI will be treated as an equity method investment within our consolidated financial statements. Our maximum exposure to loss consists of our basis in our investment in WRMI (which was immaterial as of September 30, 2026), the obligation to perform under our service contracts with WoodStar and our share of the operating results from WRMI.
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

Members and Exchange Written Premium Detail

	Three Months Ended September 30,
	2026		2025
($ in millions)	# of Members	Exchange Written Premium	# of Members	Exchange Written Premium
Independent Members	282	$845.8	220	$715.8
Mission Members	41	358.6	30	196.2
Owned Members	17	125.2	15	130.9
Total	340	$1,329.6	265	$1,042.9
Exchange Premium Growth Rate		27%		17%

	Nine Months Ended September 30,
	2026		2025
($ in millions)	# of Members	Exchange Written Premium	# of Members	Exchange Written Premium
Independent Members	282	$2,580.8	220	$2,189.0
Mission Members	41	865.6	30	569.7
Owned Members	17	344.2	15	341.7
Total	340	$3,790.6	265	$3,100.4
Exchange Premium Growth Rate		22%		39%

Our Risk Capital Partners (“Demand Side” of the Accelerant Risk Exchange)
Currently, our Risk Capital Partners include third-party insurance companies, reinsurance companies, and institutional investors. As of September 30, 2026, 22 Accelerant Risk Exchange Insurers (an increase of seven Accelerant Risk Exchange Insurers since September 30, 2025) accessed gross premium written directly from the Accelerant Risk Exchange (on a primary insurance basis) rather than via reinsurance from Accelerant Underwriting, accounting for 46% of the premium written on the Accelerant Risk Exchange for the nine months ended September 30, 2026, as compared to 26% for the nine months ended September 30, 2025.
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
For Accelerant Underwriting, we have historically targeted reinsuring approximately 90% of our gross premium written to institutional investors and third-party reinsurers, while retaining approximately 10% of these gross premiums written. For the trailing twelve months ended September 30, 2026, Accelerant-Retained Exchange Premium represented 11% of Exchange Written Premium.

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
•MGA Operations: This segment reports all revenue and expenses from Mission Members and Owned Members in which we have majority ownership positions. Equity method accounting is used for Owned Members in which we have a non-controlling equity ownership interest. The largest component of the segment is our investment in the 41 Mission Members as of September 30, 2026. There are 17 Owned Members as of September 30, 2026, of which nine are majority-owned and controlled by us and therefore consolidated in our financial statements.
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

A high-level view of our business model is included below (based on activity for the trailing twelve months ended September 30, 2026):
Notes: All amounts exclude general and administrative expenses.
(1) Calculated as Exchange Services direct commission income divided by Exchange Written Premium (rounded from 8.4%).
(2) Calculated as MGA Operations direct commission income and net investment income, divided by Exchange Written Premium attributable to Mission Members and Owned Members (rounded from 17.7%).
(3) Calculated as net earned premium and ceding commission income, reduced by losses and loss adjustment expenses and the amortization of DAC, plus net investment income expressed as a percentage of total Underwriting gross earned premium (rounded from 1.8%).

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
Access to Third-Party Capital Providers to Support Members
Our future revenue growth also depends, in part, on our ability to expand our relationships with new and existing third-party capital providers to meet the growth of gross premiums sourced by our Members. We believe that the low-hazard, low-limit specialty business that we source from our Members will continue to attract these Risk Capital Partners. Since 2019, we have grown our Risk Capital Partners from two to 94 as of September 30, 2026. As of September 30, 2026, we had 22 Accelerant Risk Exchange Insurers.
Sourcing a Portfolio with Sustainable Loss Ratios
Our ability to maintain the support of Risk Capital Partners depends, in part, on maintaining an attractive ratio of gross premiums to gross losses and gross commissions that Risk Capital Partners pay to the Accelerant Risk Exchange. We believe the historic quality of the portfolio written by our Members is reflected by the Gross Loss Ratios of 53.5% and 51.2% for the nine months ended September 30, 2026 and 2025, respectively. We intend to leverage our data and analytics capability and our team of expert underwriters to continue to produce a portfolio with increasing diversification and attractive risk/return characteristics for our Risk Capital Partners.
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
As of September 30, 2026, we had net deferred tax assets of $94.5 million and also apply valuation allowances to certain of our deferred tax assets of unutilized net operating losses (“NOLs”) and other basis differences in jurisdictions that have generated cumulative losses. Our net deferred tax assets cannot be offset with net deferred tax liabilities from different tax jurisdictions. As of September 30, 2026, one of our tax jurisdictions had $0.8 million of net deferred tax liabilities. All other jurisdictions had aggregate net deferred tax assets of $95.3 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless indicated)	2026	2025	2026	2025
Number of members (1)	340	265	340	265
Net revenue retention (1)	116%	135%	116%	135%
Exchange written premium (1)	$1,329.6	$1,042.9	$3,790.6	$3,100.4
Accelerant direct written premium (1)	51%	68%	54%	74%
Third-party direct written premium (1)	49%	32%	46%	26%
Accelerant-retained exchange premium (1)	11%	7%	11%	7%
Exchange written premium growth rate (1)	27%	17%	22%	39%
Total revenues	$278.6	$267.4	$908.8	$664.5
Gross loss ratio	56.8%	50.1%	53.5%	51.2%
(Loss) Income before income taxes	$(1.6)	$(1,357.5)	$87.8	$(1,319.7)
Net (loss) income	$(9.2)	$(1,367.0)	$66.7	$(1,346.1)
Non-GAAP financial measures (2)
Operating revenues (2)	$280.2	$227.9	$857.3	$621.1
Adjusted EBITDA (2)	$71.3	$65.5	$230.5	$167.9
Adjusted EBITDA margin (2)	25%	29%	27%	27%
Adjusted net income (2)	$38.2	$48.6	$145.9	$92.3
(1) See definitions below for explanation of calculations and metrics.

(2) Refer to “Reconciliation of Non-GAAP financial measures” section for details on how non-GAAP measures are defined and reconciled to the most applicable GAAP measures. Beginning with first quarter of 2026, we updated certain definitions for our non-GAAP measures to exclude the impact of net realized and unrealized investment gains or losses. Net realized and unrealized investment (losses) gains were $(1.6) million and $39.5 million in the third quarter of 2026 and 2025, respectively, and $51.5 million and $43.4 million in the first nine months of 2026 and 2025, respectively. Amounts for the three and nine months ended September 30, 2025 in the table above were recast to reflect the new presentation.
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
As of September 30, 2026, we had 340 Members. Our Members wrote $3.79 billion of Exchange Written Premium for the nine months ended September 30, 2026. This compares to Exchange Written Premium of $3.10 billion for the nine months ended September 30, 2025, representing a 22% increase. Of our 340 Members, 41 are Mission Members, 17 are Owned Members, and 282 are Independent Members. Of the $3.79 billion in Exchange Written Premium for the nine months ended September 30, 2026, 54% was written by Accelerant Underwriting as Accelerant Direct Written Premium and 46% was written by our 22 Accelerant Risk Exchange Insurers as Third-Party Direct Written Premium.
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
The following table provides a reconciliation of net income to Adjusted net income, Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net (loss) income	$(9.2)	$(1,367.0)	$66.7	$(1,346.1)
Adjustments:
Net realized losses (gains) on investments	1.5	(3.5)	(24.6)	(6.2)
Net unrealized losses (gains) on investments	0.1	(36.0)	(26.9)	(37.2)
Profits interest distribution expenses	—	1,379.7	—	1,379.7
Share-based compensation expenses (1)	32.3	27.0	89.6	32.4
Other expenses (2)	21.7	45.6	66.2	70.6
Tax effect of adjustments to net (loss) income (3)	(8.2)	2.8	(25.1)	(0.9)
Adjusted net income	38.2	48.6	145.9	92.3
Adjustments:
Add back tax effect of adjustments to net (loss) income	8.2	(2.8)	25.1	0.9
Income tax expense	7.6	9.5	21.1	26.4
Interest expenses	2.4	2.6	7.3	7.7
Depreciation and amortization	11.2	10.0	31.6	25.7
Net foreign exchange losses (gains)	3.7	(2.4)	(0.5)	14.9
Adjusted EBITDA	$71.3	$65.5	$230.5	$167.9

Total revenues	278.6	267.4	908.8	664.5
Less: net realized and unrealized losses (gains) on investments	1.6	(39.5)	(51.5)	(43.4)
Operating revenues	280.2	227.9	857.3	621.1
Adjusted EBITDA margin	25%	29%	27%	27%
(1) Share-based compensation expenses are included in "General and administrative expenses" in our condensed consolidated Statement of Operations.

(2) Other expenses for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
System development non-operating costs	$4.7	$5.2	$19.2	$13.4
Professional costs related to corporate development, Merger and capital raise activities	10.8	12.0	19.8	21.7
Mission profit sharing expenses	4.5	2.4	21.2	8.4
Managed services agreement termination fee payable to Altamont	—	25.0	—	25.0
Individually insignificant costs	1.7	1.0	6.0	2.1
Total other expenses	$21.7	$45.6	$66.2	$70.6
(3) The tax effect of the adjustments to net income (loss) for each period presented were calculated using the applicable statutory tax rates for each of our legal entities where such revenues were earned and expenses incurred, including certain non-taxing jurisdictions. The statutory tax rates used in the calculations were adjusted in instances where our legal entities have applied full valuation allowances to their respective deferred tax assets of unutilized net operating losses. As such, the tax effect for the respective years varies based on the jurisdictional mix of where the revenues were earned and expenses incurred in each year.

Condensed Consolidated Results of Operations
The following tables reflect our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 in the format that we use to analyze our financial performance. This information is derived from our interim condensed consolidated financial statements prepared in accordance with GAAP and included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Accelerant Holdings
Consolidated Statements of Operations Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenues
Ceding commission income	$70.2	$92.3	$225.8	$264.6
Direct commission income	90.9	43.4	234.2	105.7
Net earned premiums	113.9	82.1	372.8	215.7
Net investment income	5.2	10.1	24.5	35.1
Net realized (losses) gains on investments	(1.5)	3.5	24.6	6.2
Net unrealized (losses) gains on investments	(0.1)	36.0	26.9	37.2
Total revenues	278.6	267.4	908.8	664.5
Expenses
Losses and loss adjustment expenses	70.5	50.8	224.0	147.3
Amortization of deferred acquisition costs	31.2	22.8	99.6	58.1
General and administrative expenses (1)	139.5	115.8	392.8	280.2
Interest expenses	2.4	2.6	7.3	7.7
Depreciation and amortization	11.2	10.0	31.6	25.7
Profits interest distribution expenses (2)	—	1,379.7	—	1,379.7
Net foreign exchange losses (gains)	3.7	(2.4)	(0.5)	14.9
Other expenses	21.7	45.6	66.2	70.6
Total expenses	280.2	1,624.9	821.0	1,984.2
(Loss) Income before income taxes	(1.6)	(1,357.5)	87.8	(1,319.7)
Income tax expense	(7.6)	(9.5)	(21.1)	(26.4)
Net (loss) income	(9.2)	(1,367.0)	66.7	(1,346.1)
Adjustment for net income attributable to non-controlling interests	(3.1)	(1.8)	(5.5)	(7.4)
Deemed dividend upon redemption of Class C preference shares	—	(70.9)	—	(70.9)
Net (loss) income attributable to Accelerant common shareholders	$(12.3)	$(1,439.7)	$61.2	$(1,424.4)
(1) General and administrative expenses include share-based compensation expenses of $32.3 million and $27.0 million for the three months ended September 30, 2026 and 2025, respectively, and $89.6 million and $32.4 million for the nine months ended September 30, 2026 and 2025, respectively.
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

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Ceding Commission Income
Ceding commission income of $70.2 million and $225.8 million for the three and nine months ended September 30, 2026 decreased $22.1 million (or 24%) and $38.8 million (or 15%) from the three and nine months ended September 30, 2025 amounts of $92.3 million and $264.6 million. Ceding commission income for the three and nine months ended September 30, 2026 included net reductions of $8.6 million and $5.1 million, respectively, associated with the recognition of out of period ceding commission adjustments. Separately, ceding commission income recognized for the three and nine months ended September 30, 2026 included net reductions of $10.6 million and $17.7 million, respectively, due to sliding scale commission adjustments resulting from the loss experience of covered insurance contracts. For the three and nine months ended September 30, 2025, ceding commission income recognized included increases of $7.7 million and $20.2 million, respectively, due to net sliding scale commission adjustments resulting from the favorable loss experience of covered insurance contracts.
The following table presents the amounts of ceding commissions deferred and amortized for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in millions)	2026	2025
Balance as of July 1,	$225.1	$235.0
Deferral of excess ceding commission income over deferred acquisition costs	93.0	85.2
Amortization of deferred excess ceding commissions to income	(70.2)	(92.3)
Foreign currency translation	—	(1.9)
Balance as of September 30,	$247.9	$226.0

	Nine Months Ended September 30,
(in millions)	2026	2025
Balance as of January 1,	$232.5	$193.0
Deferral of excess ceding commission income over deferred acquisition costs	238.1	300.9
Amortization of deferred excess ceding commissions to income	(225.8)	(264.6)
Foreign currency translation	3.1	(3.3)
Balance as of September 30,	$247.9	$226.0
The amortization of the excess deferred ceding commissions is recorded as “Ceding commission income” in our consolidated statements of operations.
Direct Commission Income
Direct commission income was $90.9 million and $234.2 million for the three and nine months ended September 30, 2026, respectively, representing increases of $47.5 million (or 109%) and $128.5 million (or 122%) as compared to the same periods in 2025 of $43.4 million and $105.7 million, respectively. These increases were primarily driven by commissions from third-party insurers and increased volume in our Exchange Services and MGA Operations segments on business written with unaffiliated entities.
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
Net Earned Premium
Accelerant direct and assumed GWP was $789.3 million and $2.38 billion for the three and nine months ended September 30, 2026, respectively, representing decreases of $2.6 million (or 0.3%) and $201.4 million (or 8%) compared to the same periods in 2025 of $791.9 million and $2.58 billion, respectively.

The year-over-year change in Accelerant GWP for both the three and nine months ended September 30, 2026 is the result of new and existing Member growth that was more than offset by the increasing share of Exchange Written Premium written by third-party Accelerant Risk Exchange Insurers (instead of by Accelerant Underwriting).
Since September 30, 2025, we have added 75 new Members, bringing the total number of Members to 340 as of September 30, 2026. This Member growth was driven by our continued expansion across all of our markets.
Net written premiums were $62.7 million and $387.6 million for the three and nine months ended September 30, 2026, representing a decrease of $75.2 million (or 55%) and an increase of $158.5 million (or 69%) compared to the same periods in 2025 of $137.9 million and $229.1 million. The decrease in the three month period, along with the aforementioned drivers of the reduction in Accelerant GWP, is related to a decrease in our net retention of Accelerant GWP (7.9% for the three months ended September 30, 2026 compared to 17.4% for the same period in 2025). For the three months ended September 30, 2026, our retention decreased relative to the comparative prior year quarter, as well as compared to our targeted retention level of 10%, primarily due to additional ceded premium for our catastrophe excess of loss program, as well as facultative reinsurance placements made during the quarter.
The year over year increase for the nine months ended September 30, 2026, despite the aforementioned drivers of the reduction in Accelerant GWP, is related to an increase in our net retention of Accelerant GWP (16.3% for the nine months ended September 30, 2026 compared to 8.9% for the same period in 2025).
For the nine months ended September 30, 2026, our retention increased relative to the comparative prior year period, as well as compared to our targeted retention level of 10%, primarily due to additional premium that we assumed from third party insurers as a result of commutation transactions during the three months ended June 30, 2026. The reserves assumed by Accelerant under those commutations were then subject to outbound loss portfolio transfers executed during the second quarter. Additionally, the cost of our excess of loss reinsurance for the nine months ended September 30, 2026 was lower than in the same period in 2025. Finally, our retention of premium during the comparative nine months ended September 30, 2025 was lower than typical due to the effect of incremental quota-share reinsurance transactions we executed during the second quarter of 2025.
Net earned premium was $113.9 million and $372.8 million for the three and nine months ended September 30, 2026, respectively, representing increases of $31.8 million (or 39%) and $157.1 million (or 73%) compared to the same periods in 2025 of $82.1 million and $215.7 million, respectively. These increases were driven by the earn-through of increased net written premium occurring over the last year.
The table below shows the amount of Accelerant premiums written on a gross and net basis, as well as net earned premiums for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Gross written premiums	$789.3	$791.9	$2,375.8	$2,577.2
Ceded written premiums	(726.6)	(654.0)	(1,988.2)	(2,348.1)
Net written premiums	$62.7	$137.9	$387.6	$229.1

Net earned premiums	$113.9	$82.1	$372.8	$215.7
Net Investment Income
Net investment income was $5.2 million and $24.5 million for the three and nine months ended September 30, 2026, respectively, representing decreases of $4.9 million (or 49%) and of $10.6 million (or 30%) compared to the same periods in 2025 of $10.1 million and $35.1 million, respectively. The decreases for the three and nine month periods were primarily driven by an increase in interest expense on funds held under reinsurance.
Refer to Note 4 to our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Net Realized (Losses) Gains on Investments
Net realized (losses) gains on investments were $(1.5) million and $24.6 million for the three and nine months ended September 30, 2026, respectively, representing a decrease of $5.0 million and an increase of $18.4 million compared to the same periods in 2025 of $3.5 million and $6.2 million, respectively. For the three months ended September 30, 2026 the decrease primarily reflected the absence of a $2.7 million gain recognized in the third quarter of 2025 from the sale of a portion of our interest in an owned MGA investment, as well as realized losses on securities sold in the third quarter of 2026 in connection with reinsurance settlements.
For the nine months ended September 30, 2026, we recognized $54.1 million of total gains ($27.0 million of income as a component of unrealized gains and $27.1 million of income as a component of realized gains) following observable prices related to one of our investments in a TPA following capital markets transactions, in which we participated by selling approximately half of our ownership interest.
Refer to Note 4 to our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Net Unrealized (Losses) Gains on Investments
Net unrealized losses on investments were $0.1 million for the three months ended September 30, 2026 and net unrealized gains on investments were $26.9 million for the nine months ended September 30, 2026, representing decreases of $36.1 million and $10.3 million compared to net unrealized gains of $36.0 million and $37.2 million for the three and nine months ended September 30, 2025. The 2026 year-to-date gain was primarily driven by the aforementioned gain on the increase in value of our investment in one of our TPAs. The decrease for the three-month period primarily reflects an unrealized gain recognized in the third quarter of 2025 from a gain of $27.6 million related to an observable price increase on one of our owned MGA investments accounted for under the measurement alternative and a gain of $8.4 million relating to an investment in a TPA.
Refer to Note 4 to our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Loss and Loss Adjustment Expenses
Net losses and LAE were $70.5 million and $224.0 million for the three and nine months ended September 30, 2026, respectively, representing increases of $19.7 million (or 39%) and $76.7 million (or 52%) compared to the same periods in 2025 of $50.8 million and $147.3 million, respectively. These increases were, in each period, driven primarily by growth in our net earned premium base. Net losses for the nine months ended September 30, 2026 included a $7.3 million gain resulting from a commutation agreement completed during the second quarter of 2026.
Gross incurred losses and LAE of $412.6 million and $1.22 billion for the three and nine months ended September 30, 2026 increased by $20.4 million or 5% and $49.7 million or 4%, respectively, compared to the same periods in 2025 of $392.2 million and $1.17 billion, respectively, while ceded losses and LAE of $342.1 million and $996.1 million for the three and nine months ended September 30, 2026 increased $0.7 million or 0.2% and decreased $27.0 million or 3%, respectively, compared to the same periods in 2025 of $341.4 million and $1.02 billion, respectively, under our external reinsurance program.
Our net loss ratios differ from the gross loss ratio from Accelerant Underwriting companies, which does not include gross earned premiums of third-party insurers participating on the Accelerant Risk Exchange (56.8% and 53.5% for the three and nine months ended September 30, 2026, and 50.1% and 51.2% for the three and nine months ended September 30, 2025, respectively) primarily due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which, in most cases, inures to the benefit of our Risk Capital Partners, supports our management of downside risk to large losses within our financial statements.
During the three and nine months ended September 30, 2026 we recognized net unfavorable prior year reserve development of $8.5 million and $4.5 million, respectively, primarily related to the liability portfolio, partially offset by favorable reserve development on our property portfolio. During both the three and nine months ended September 30, 2025 we recognized $0.6 million of net favorable prior year reserve development. Despite the loss emergence experienced within the Underwriting segment during the three and nine months ended September 30, 2026, our Members continue to deliver underwriting results consistent with the historical performance of the Accelerant Risk Exchange portfolio. The aggregate gross loss ratios across the entire Accelerant Risk Exchange portfolio, including both gross earned premium of Accelerant underwriting companies and the Accelerant Risk Exchange third-party insurers, has consistently been in the 50% to 53% range, which has led to attractive returns for our Risk Capital Partners.

See “Segment Information—Comparison of the three and nine months ended September 30, 2026 and 2025—Underwriting” below for further information regarding our loss and loss adjustment expenses.
The table below reflects our net loss ratio for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Gross incurred loss and LAE	$412.6	$392.2	$1,220.1	$1,170.4
Ceded incurred loss and LAE	(342.1)	(341.4)	(996.1)	(1,023.1)
Net incurred loss and LAE	$70.5	$50.8	$224.0	$147.3
Net loss ratio	61.9%	61.9%	60.1%	68.3%
Amortization of Deferred Acquisition Costs
Amortization of DAC of $31.2 million and $99.6 million for the three and nine months ended September 30, 2026 increased by $8.4 million (or 37%) and $41.5 million (or 71%), respectively, compared to the same periods in 2025 of $22.8 million and $58.1 million due to growth in our business and increase in our retention rate of net earned premium.
The following table presents the amounts of acquisition costs deferred and amortized for insurance business retained by us for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in millions)	2026	2025
Balance as of July 1,	$105.4	$51.2
Direct commissions and other acquisition costs on retained business	18.7	30.6
Amortization of deferred acquisition costs	(31.2)	(22.8)
Foreign currency translation	0.1	—
Balance as of September 30,	$93.0	$59.0

	Nine Months Ended September 30,
(in millions)	2026	2025
Balance as of January 1,	$76.9	$60.7
Direct commissions and other acquisition costs on retained business	116.3	56.1
Amortization of deferred acquisition costs	(99.6)	(58.1)
Foreign currency translation losses	(0.6)	0.3
Balance as of September 30,	$93.0	$59.0
General and Administrative Expenses
General and administrative expenses were $139.5 million and $392.8 million for the three and nine months ended September 30, 2026, respectively, representing increases of $23.7 million (or 20%) and $112.6 million (or 40%) compared to the same periods in 2025 of $115.8 million and $280.2 million, respectively. When excluding the share-based compensation expenses, the increase was 21% and 22% for the three and nine months ended September 30, 2026, which was lower than the 23% and 38% increase in total operating revenues for the same periods.
The increase in general and administrative expenses was primarily attributable to increases in employee compensation and benefits, driven by growth in headcount to support our growth across all markets, and share-based compensation expenses, consisting of equity grants awarded prior to, in conjunction with, and subsequent to the IPO.

The following table presents the components of general and administrative expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Employee compensation and benefits	$77.0	$57.2	$221.7	$167.8
Consulting and professional fees	16.4	15.3	52.3	47.5
Share-based compensation expenses	32.3	27.0	89.6	32.4
Other administrative expenses, net	13.8	16.3	29.2	32.5
Total general and administrative expenses	$139.5	$115.8	$392.8	$280.2
Interest Expenses
Interest expenses were $2.4 million and $7.3 million for the three and nine months ended September 30, 2026, respectively, representing decreases, in each period, of $0.2 million and $0.4 million compared to the same periods in 2025 of $2.6 million and $7.7 million, respectively. The decline was driven primarily by lower interest rates year-over-year.
Depreciation & Amortization
Depreciation and amortization expenses were $11.2 million and $31.6 million for the three and nine months ended September 30, 2026, respectively, representing increases of $1.2 million (or 12%) and $5.9 million (or 23%) compared to the same periods in 2025 of $10.0 million and $25.7 million, respectively. These increases, in each period, were driven primarily by increased amortization of a larger balance of capitalized information technology development costs.
Net Foreign Exchange Losses (Gains)
Net foreign exchange losses were $3.7 million for the three months ended September 30, 2026 compared to net foreign exchange gains of $2.4 million for the same period in 2025. Net foreign exchange gains were $0.5 million for the nine months ended September 30, 2026, as compared to net foreign exchange losses of $14.9 million for the nine months ended September 30, 2025. Transactions in currencies other than the functional currency of our various international-based subsidiary companies are remeasured into their functional currency, and the resulting foreign exchange gains or losses are reflected in net foreign currency exchange losses (gains). Such gains and losses are generally offset by the translation of our subsidiary companies who have the corresponding reinsurance-related balances within their own functional currencies, whereby such effects are translated to other comprehensive income, yielding a much lower net impact on total comprehensive income and equity.
For the three months ended September 30, 2026 and 2025, foreign exchange gains of $9.8 million and losses of $2.1 million, respectively were recognized in other comprehensive income related to foreign currency translation adjustments. Also included were $0.7 million and $1.5 million of losses for the three months ended September 30, 2026 and 2025, respectively, related to foreign exchange impacts related to unrealized gains (losses) on fixed maturity securities.
For the nine months ended September 30, 2026 and 2025, foreign exchange gains of $1.8 million and $8.2 million were recognized in other comprehensive income related to foreign currency translation adjustments, respectively. Also included were $1.7 million of losses and $4.2 million of gains for the nine months ended September 30, 2026 and 2025, respectively, related to foreign exchange impacts related to unrealized gains (losses) on fixed maturity securities.
See "Foreign Exchange Currency Risk" below for further information regarding how we mitigate risks resulting from foreign exchange currency fluctuations.

Other Expenses
Other expenses were $21.7 million and $66.2 million for the three and nine months ended September 30, 2026, respectively, representing decreases of $23.9 million (or 52%) and $4.4 million (or 6%) compared to the same periods in 2025 of $45.6 million and $70.6 million, respectively. For the three months ended September 30, 2026, the year-over-year decrease was driven primarily by a $25 million termination fee payable to Altamont related to a then-existing management services agreement during the third quarter of 2025. For the nine months ended September 30, 2026, the year-over-year decrease was driven primarily by same aforementioned termination fee, partially offset by a $12.8 million increase in Mission profit sharing expenses, primarily attributed to a $10.0 million charge for permanent settlement through a buy-out of certain of our Mission Member series profit sharing arrangements. Mission's profit sharing and award programs are a central part of our strategy to create long-term alignment with both Member series heads and key members of Mission's management team through performance-based incentives. Mission's business continues to perform well beyond our expectations and we view the issuance of such awards to represent significant long-term value for Accelerant.
We also experienced a $0.5 million decrease and a $5.8 million increase in system development non-operating expenses for the three and nine months ended September 30, 2026, respectively. These expenses primarily reflect costs associated with supporting the development and implementation of our integrated reinsurance and accounting system. In addition, we experienced increases in other individually insignificant costs of $0.7 million and $3.9 million for the three and nine months ended September 30, 2026, respectively. Professional costs related to corporate development activities decreased by $1.2 million and $1.9 million for the three and nine months ended September 30, 2026, respectively. Included in the professional costs related to corporate development and capital raise activities for the three and nine months ended September 30, 2026 is $8.1 million in costs related to the proposed Merger.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
System development non-operating costs	$4.7	$5.2	$19.2	$13.4
Professional costs related to corporate development, Merger and capital raise activities	10.8	12.0	19.8	21.7
Mission profit sharing expenses	4.5	2.4	21.2	8.4
Managed services agreement termination fee payable to Altamont	—	25.0	—	25.0
Individually insignificant costs	1.7	1.0	6.0	2.1
Total other expenses	$21.7	$45.6	$66.2	$70.6
Income Tax Expense
Income tax expense was $7.6 million and $21.1 million for the three and nine months ended September 30, 2026, respectively, representing decreases of $1.9 million and $5.3 million compared to the same periods in 2025. Our consolidated effective tax rates (“ETRs”) were (475.0)% and (0.7)%, respectively, for the three months ended September 30, 2026 and 2025, and 24.0% and (2.0)%, respectively, for the nine months ended September 30, 2026 and 2025.
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
Taxable losses in one jurisdiction generally cannot be applied to offset earnings in another. In certain other jurisdictions, losses in one entity may not be used to offset taxable income generated by another entity in that same jurisdiction. The effective tax rates for the three and nine months ended September 30, 2026 in our tax-paying entities were also impacted by certain nondeductible costs primarily related to transaction costs incurred by our Holding Companies in connection with the Merger, resulting in higher effective tax rates as compared to prior periods.
The composition of our ETRs among our tax-paying and non-tax paying entities, which demonstrates the non-tax paying entities' effect on the total ETR, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Nondeductible profits interests and termination fee expenses	Non-tax paying entities	Total
Income (loss) before income taxes	$18.1	$(19.7)	$(1.6)	$44.7	$(1,404.7)	$2.5	$(1,357.5)
Income tax expense	7.6	—	7.6	9.5	—	—	9.5
Effective tax rate	42.0%	—	(475.0)%	21.3%	—%	—	(0.7)%

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
(in millions)	Tax-paying entities	Non-tax paying entities	Total	Tax-paying entities	Nondeductible profits interests and termination fee expenses	Non-tax paying entities	Total
Income (loss) before income taxes	$66.9	$20.9	$87.8	$141.7	$(1,404.7)	$(56.7)	$(1,319.7)
Income tax expense	21.1	—	21.1	26.4	—	—	26.4
Effective tax rate	31.5%	—	24.0%	18.6%	—%	—	(2.0)%
The ETRs in tax-paying entities for the three months ended September 30, 2026 and 2025 were 42.0% and 21.3%, respectively. The ETRs in tax-paying entities for the nine months ended September 30, 2026 and 2025 were 31.5% and 18.6%, respectively. The increase reflects the inclusion of certain post-IPO executive compensation related non-deductible expenses for the three and nine months ended September 30, 2026 along with certain discrete items triggered by the establishment of a new foreign subsidiary during the three and nine months ended September 30, 2026.
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

The following includes the financial results of our three reportable segments for the three months ended September 30, 2026 and 2025. Corporate functions and certain other businesses and operations are included in Corporate and Other.

	Three Months Ended September 30, 2026
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$(2.2)	$(2.2)	$—	$72.4	$70.2
Direct commission income
Affiliated entities	64.7	41.2	—	105.9	—	(105.9)	—
Unaffiliated entities	46.7	44.2	—	90.9	—	—	90.9
Net earned premiums	—	—	113.9	113.9	—	—	113.9
Net investment income	1.2	1.1	1.7	4.0	1.2	—	5.2
Operating revenues (3)	112.6	86.5	113.4	312.5	1.2	(33.5)	280.2
Losses and loss adjustment expenses	—	—	70.5	70.5	—	—	70.5
Amortization of deferred acquisition costs	—	—	44.7	44.7	—	(13.5)	31.2
General and administrative expenses (4) (5) (6)	38.8	45.5	11.4	95.7	21.3	(9.8)	107.2
Adjusted EBITDA	$73.8	$41.0	$(13.2)	$101.6	$(20.1)	$(10.2)	$71.3
Net realized losses on investments							(1.5)
Net unrealized losses on investments							(0.1)
Share-based compensation expenses (6)							(32.3)
Interest expenses							(2.4)
Depreciation and amortization							(11.2)
Net foreign exchange losses							(3.7)
Other expenses (7)							(21.7)
Loss before income taxes							$(1.6)
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
(4) General and administrative expenses is composed of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$28.2	$31.4	$5.6	$65.2
Consulting and professional fees	3.5	5.7	2.0	11.2
Other administrative expenses	7.1	8.4	3.8	19.3
Total general and administrative expenses	$38.8	$45.5	$11.4	$95.7
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
(7) Other expenses for the three months ended September 30, 2026 consist of $10.8 million of professional costs related to corporate development, including $8.1 million related to the proposed Merger, $4.7 million of system development non-operating costs, $4.5 million of Mission profits sharing expense and $1.7 million of other individually insignificant costs.

	Three Months Ended September 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$29.0	$29.0	$—	$63.3	$92.3
Direct commission income
Affiliated entities	61.1	28.5	—	89.6	—	(89.6)	—
Unaffiliated entities	22.8	20.6	—	43.4	—	—	43.4
Net earned premiums	—	—	82.1	82.1	—	—	82.1
Net investment income	1.1	1.0	6.1	8.2	1.9	—	10.1
Operating revenues (3)	85.0	50.1	117.2	252.3	1.9	(26.3)	227.9
Losses and loss adjustment expenses	—	—	50.8	50.8	—	—	50.8
Amortization of deferred acquisition costs	—	—	34.9	34.9	—	(12.1)	22.8
General and administrative expenses (4) (5) (6)	25.8	35.4	14.3	75.5	23.6	(10.3)	88.8
Adjusted EBITDA	$59.2	$14.7	$17.2	$91.1	$(21.7)	$(3.9)	$65.5
Net realized gains on investments							3.5
Net unrealized gains on investments							36.0
Profits interest distribution expenses							(1,379.7)
Share-based compensation expenses (6)							(27.0)
Interest expenses							(2.6)
Depreciation and amortization							(10.0)
Net foreign exchange gains							2.4
Other expenses (7)							(45.6)
Loss before income taxes							$(1,357.5)
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
(7) Other expenses for the three months ended September 30, 2025 consist of a $25.0 million termination fee for our former management services agreement contract with Altamont Capital, $12.0 million of professional costs related to corporate development activities (including $4.3 million specifically related to our IPO that were not eligible for capitalization as issuance costs), $5.2 million system development non-operating costs, $2.4 million of Mission profits sharing expense, and $1.0 million of other individually insignificant costs.

The following includes the financial results of our three reportable segments for the nine months ended September 30, 2026 and 2025. Corporate functions and certain other businesses and operations are included in Corporate and Other.

	Nine Months Ended September 30, 2026
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$8.9	$8.9	$—	$216.9	$225.8
Direct commission income
Affiliated entities	193.9	101.4	—	295.3	—	(295.3)	—
Unaffiliated entities	127.7	106.5	—	234.2	—	—	234.2
Net earned premiums	—	—	372.8	372.8	—	—	372.8
Net investment income	2.8	2.8	14.6	20.2	4.3	—	24.5
Operating revenues (3)	324.4	210.7	396.3	931.4	4.3	(78.4)	857.3
Losses and loss adjustment expenses	—	—	224.0	224.0	—	—	224.0
Amortization of deferred acquisition costs	—	—	142.1	142.1	—	(42.5)	99.6
General and administrative expenses (4) (5) (6)	109.3	122.6	35.0	266.9	63.2	(26.9)	303.2
Adjusted EBITDA	$215.1	$88.1	$(4.8)	$298.4	$(58.9)	$(9.0)	$230.5
Net realized gains on investments							24.6
Net unrealized gains on investments							26.9
Share-based compensation expenses (6)							(89.6)
Interest expenses							(7.3)
Depreciation and amortization							(31.6)
Net foreign exchange gains							0.5
Other expenses (7)							(66.2)
Income before income taxes							$87.8
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
(4) General and administrative expenses is composed of employee compensation and benefits, consulting and professional fees and all other administrative expenses. The composition of such amounts by each reportable segment was as follows:

(in millions)	Exchange Services	MGA Operations	Underwriting	Total
Employee compensation and benefits	$81.9	$86.9	$17.3	$186.1
Consulting and professional fees	12.3	12.2	7.6	32.1
Other administrative expenses	15.1	23.5	10.1	48.7
Total general and administrative expenses	$109.3	$122.6	$35.0	$266.9
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
(7) Other expenses for the nine months ended September 30, 2026 consist of $19.2 million of system development non-operating expenses, $19.8 million of professional costs related to corporate development, including $8.1 million related to the proposed Merger, $21.2 million of Mission profits sharing expense (including $10.0 million of buy-out expenses of existing interests) and $6.0 million of individually insignificant costs.

	Nine Months Ended September 30, 2025
(in millions)	Exchange Services	MGA Operations	Underwriting	Total Segments	Corporate and Other (1)	Consolidation and elimination adjustments	Total
Revenues
Ceding commission income (2)	$—	$—	$77.8	$77.8	$—	$186.8	$264.6
Direct commission income
Affiliated entities	189.1	99.0	—	288.1	—	(288.1)	—
Unaffiliated entities	49.6	56.1	—	105.7	—	—	105.7
Net earned premiums	—	—	215.7	215.7	—	—	215.7
Net investment income	2.8	2.8	25.8	31.4	3.7	—	35.1
Operating revenues (3)	241.5	157.9	319.3	718.7	3.7	(101.3)	621.1
Losses and loss adjustment expenses	—	—	147.3	147.3	—	—	147.3
Amortization of deferred acquisition costs	—	—	87.6	87.6	—	(29.5)	58.1
General and administrative expenses (4) (5) (6)	79.6	100.4	40.6	220.6	54.5	(27.3)	247.8
Adjusted EBITDA	$161.9	$57.5	$43.8	$263.2	$(50.8)	$(44.5)	$167.9
Net realized gains on investments							6.2
Net unrealized gains on investments							37.2
Profits interest distribution expenses							(1,379.7)
Share-based compensation expenses (6)							(32.4)
Interest expenses							(7.7)
Depreciation and amortization							(25.7)
Net foreign exchange losses							(14.9)
Other expenses (7)							(70.6)
Loss before income taxes							$(1,319.7)
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
(7) Other expenses for the nine months ended September 30, 2025 consist of a $25.0 million termination fee for our former management services agreement contract with Altamont Capital, $13.4 million of system development non-operating costs, $21.7 million of professional costs related to corporate development (including $5.0 million specifically related to our IPO that were not eligible for capitalization as issuance costs), $8.4 million of Mission profits sharing expense, and $2.1 million of individually insignificant costs.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
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
The percentage of direct commission income from unaffiliated third parties continues to grow and was 42% and 40% of the segment’s direct commission income for the three and nine months ended September 30, 2026, respectively, compared to 27% and 21% for the three and nine months ended September 30, 2025. These increases were primarily driven by commissions from third-party insurers and increased volume in our Exchange Services and MGA Operations segments on business written with unaffiliated entities.
Exchange Services revenue grew by $27.6 million (or 32%) to $112.6 million for the three months ended September 30, 2026 and by $82.9 million (or 34%) to $324.4 million for the nine months ended September 30, 2026, as compared to the same periods in 2025. This growth is driven primarily by increases in direct commission income, supported by an increase in Members from 265 at September 30, 2025 to 340 at September 30, 2026 and Net Revenue Retention of 116%. As a result, Exchange Written Premium increased to $1.33 billion for the three months ended September 30, 2026 (from $1.04 billion in the comparative period in prior year) and to $3.79 billion for the nine months ended September 30, 2026 (from $3.10 billion in the comparative period in prior year).
Third-Party Direct Written Premium from our 22 Accelerant Risk Exchange Insurers comprised 49% of the total Exchange Written Premium for the three months ended September 30, 2026 and 46% for the nine months ended September 30, 2026, representing an increase from 32% and 26% from the same periods in 2025, respectively. The year-over-year acceleration in Third-Party Direct Written Premium was driven primarily by the increased volume from the existing and newly onboarded Accelerant Risk Exchange Insurers during 2026. Commission income is recognized in accordance with written premium when the performance obligations underlying the services have been satisfied.
Hadron, one of our Accelerant Risk Exchange Insurers which is primarily owned by Altamont Capital Partners, insured $180.9 million and $179.8 million of Exchange Written Premium for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, Hadron insured $579.9 million and $472.5 million of Exchange Written Premium, respectively. As other third-party insurers increase their participation on the Accelerant Risk Exchange, Hadron's share of Third-Party Direct Written Premium has declined quarter over quarter from a high of 67% for the three months ended March 31, 2025 and trending downward to the current 28% for the three months ended September 30, 2026.
General and administrative expenses for the segment increased to $38.8 million and $109.3 million for the three and nine months ended September 30, 2026, respectively, over the respective comparative periods in the prior year of $25.8 million and $79.6 million, representing increases of 50% and 37%, respectively. These increases were largely driven by the expansion and scaling to support the growth of the Accelerant Risk Exchange, whereby revenues grew 32% and 34% for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025.
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
Adjusted EBITDA was $73.8 million and $215.1 million for three and nine months ended September 30, 2026, respectively, representing increases of $14.6 million (or 25%) and $53.2 million (or 33%) compared to the same periods in 2025. This growth was driven by increased Exchange Written Premium volumes of $286.7 million (or 27%) and $690.2 million (or 22%) for the three and nine months ended September 30, 2026, respectively, driven by stable underlying margins and the aforementioned ramping of the Accelerant Risk Exchange Insurers onboarded during 2026, partially offset by the increase in expenses noted above.
The Adjusted EBITDA margin was 66% for each of the three and nine months ended September 30, 2026, a decrease from 70% and 67% from the respective comparative periods in the prior year. These decreases were driven primarily by the general and administrative expenses increases mentioned above.

MGA Operations
As noted above, our segment results are presented prior to elimination and, as such, a portion of MGA Operations direct commission income revenue was generated from transactions between Accelerant-affiliated entities, which are eliminated upon consolidation. MGA Operations direct commission income from third parties has been increasing and accounted for 52% and 51% of the segment's direct commission income for the three and nine months ended September 30, 2026, respectively, compared to 42% and 36% for the same periods in 2025.
MGA Operations revenue grew by $36.4 million to $86.5 million for the three months ended September 30, 2026 and by $52.8 million to $210.7 million for the nine months ended September 30, 2026. These increases were driven primarily by growth in direct commission income, which increased by $36.3 million and $52.8 million, respectively, compared to the three and nine months ended September 30, 2025. These increases were primarily due to additional commissions associated with the overall increased volume of premium written with third-party insurers. As of September 30, 2026, we had 58 total Members in MGA Operations consisting of 17 Owned Members and 41 Mission Members. Direct commission income is recognized in accordance with written premium when the performance obligations underlying the services have been satisfied.
MGA Operations Adjusted EBITDA was $41.0 million and $88.1 million for the three and nine months ended September 30, 2026, respectively, representing increases of $26.3 million and $30.6 million, respectively, compared to the same periods in 2025. The increases were driven by higher direct commission income, partially offset by increased general and administrative expenses as the segment continues to scale its operations.
For the three and nine months ended September 30, 2026, general and administrative expenses increased by $10.1 million and $22.2 million to $45.5 million and $122.6 million, respectively, compared to the prior year, which was driven by the continued investment in Mission Underwriters. Specifically, Mission contributed $9.1 million and $17.1 million of the year-over-year increase from the three and nine months ended September 30, 2025, while Owned MGAs contributed $1.0 million and $5.1 million of the increase.
Adjusted EBITDA margin for the segment was 47% and 42%, respectively, for the three and nine months ended September 30, 2026, compared to 29% and 36%, from the same periods in 2025. The quarterly margin improvement reflected the revenue growth driven by higher commission income partially offset by increased general and administrative expenses as the segment continues to scale its operations.
Underwriting
The Underwriting segment generated revenues of $113.4 million and $396.3 million for the three and nine months ended September 30, 2026, respectively, representing a decline of 3% and growth of 24%, respectively, compared to revenues of $117.2 million and $319.3 million for the three and nine months ended September 30, 2025, respectively.
As discussed above, our retention levels decreased for the three months ended September 30, 2026, primarily due to additional ceded premium for our catastrophe excess of loss program, as well as facultative reinsurance placements made during the quarter. Retention levels increased for the nine months ended September 30, 2026 compared to the prior year comparable periods, as well as to our targeted retention level of 10%, primarily due to the effect of transactions we elected to enter into with certain of our Risk Capital Partners during the second quarter of 2026 and lower excess of loss reinsurance costs. For the three and nine months ended September 30, 2026, net earned premium increased by $31.8 million and $157.1 million to $113.9 million and $372.8 million, respectively.
Ceding commission income decreased by $31.2 million and $68.9 million to $(2.2) million and $8.9 million for the three and nine months ended September 30, 2026, respectively. Ceding commission income for the three and nine months ended September 30, 2026 included net reductions of $8.6 million and $5.1 million, respectively, associated with recognition of out of period ceding commission adjustments. Separately, ceding commission income recognized for the three and nine months ended September 30, 2026 included net reductions of $10.6 million and $17.7 million due to sliding scale commission adjustments resulting from the loss experience of covered insurance contracts. For the three and nine months ended September 30, 2025, ceding commission income recognized included increases of $7.7 million and $20.2 million due to net sliding scale commission adjustments resulting from the favorable loss experience of covered insurance contracts.

The gross loss ratio on the gross premiums earned was 56.8% and 53.5% for the three and nine months ended September 30, 2026, compared to 50.1% and 51.2% for the three and nine months ended September 30, 2025. The corresponding net loss ratios (after impacts of our reinsurance programs and the benefit of the $7.3 million of commutation gains) were 61.9% and 60.1% for the three and nine months ended September 30, 2026, compared to 61.9% and 68.3% for the same periods in 2025. Our net loss ratio differs from the gross loss ratio due to decisions that we make regarding the amount of excess of loss reinsurance secured (since this will reduce the amount of retained premiums we have). The decision to engage such reinsurance, which, in most cases, inures to the benefit of our Risk Capital Partners, supports our management of downside risk to large losses within our financial statements. While the cost of the excess of loss reinsurance that we incur is reflected in our earned premiums, any reimbursements for such excess of loss reinsurance in the form of the ceding commissions we receive from Risk Capital Partners are not reflected in either our gross or net loss ratio.
The components of our Underwriting segment gross and net loss ratios are set forth in the tables below for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$727.0	$(588.8)	$(24.3)	$113.9
Losses and loss adjustment expenses	412.6	(338.5)	(3.6)	70.5
Loss ratio	56.8%	57.5%	14.8%	61.9%

	Three Months Ended September 30, 2025
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$782.7	$(675.0)	$(25.6)	$82.1
Losses and loss adjustment expenses	392.2	(339.9)	(1.5)	50.8
Loss ratio	50.1%	50.4%	5.9%	61.9%
The components of our Underwriting segment gross and net loss ratios are set forth in the tables below for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$2,278.8	$(1,835.3)	$(70.7)	$372.8
Losses and loss adjustment expenses	1,220.1	(977.3)	(18.8)	224.0
Loss ratio	53.5%	53.3%	26.6%	60.1%

	Nine Months Ended September 30, 2025
(in millions)	Gross	Ceded - Quota Share	Ceded - Excess of Loss & Other	Net
Earned premium	$2,284.8	$(1,980.9)	$(88.2)	$215.7
Losses and loss adjustment expenses	1,170.4	(1,023.3)	0.2	147.3
Loss ratio	51.2%	51.7%	(0.2)%	68.3%
Adjusted EBITDA for the Underwriting segment was $(13.2) million and $(4.8) million for the three and nine months ended September 30, 2026, respectively, representing a decrease of $30.4 million and $48.6 million, respectively from the comparative periods in 2025. This decrease was driven by lower excess ceding commission income due to net reductions of sliding scale commission adjustments resulting from the loss experience of covered insurance contracts.

Corporate and Other
Corporate and Other includes the general and administrative expenses and investment results of our holding companies.
Adjusted EBITDA loss from Corporate and Other was $20.1 million and $58.9 million for the three and nine months ended September 30, 2026, respectively, representing a decrease of $1.6 million and increase of $8.1 million as compared to the same periods in 2025. The decrease in the three month adjusted EBITDA loss was primarily due to lower general and administrative expenses. The increase in the nine month adjusted EBITDA loss was driven primarily by increased costs to support the growth of the business.
Consolidation and Elimination Adjustments
As noted above, our business includes transactions that occur among our various segments. Our Accelerant-owned insurance companies within our Underwriting segment accounted for the majority of our Exchange Written Premium during the three and nine months ended September 30, 2026 and 2025 as we built out our business model and proved the value proposition for the connection of our Members and the Accelerant Risk Exchange. We expect the amount of premium written with the Accelerant Risk Exchange Insurers to grow significantly over time. Similarly, Mission Members and Owned Members transact with our Accelerant Risk Exchange in the sourcing of business. Our equity ownership interests in Mission Members and Owned Members allow us to participate in those commissions earned that otherwise would be paid to third parties or our Independent Members. The transactions among these entities must be eliminated in consolidation as they represent transactions among entities under common control. However, there are considerable benefits to these intercompany transactions, as we retain associated economics rather than incurring costs otherwise paid to third parties, thereby lowering our expense base.
The impacts to our financial statements can be observed in the consolidation and elimination adjustments column within our presentation of segments above. The following represents an explanation of the various components of activity for the three and nine months ended September 30, 2026 and 2025.
Impacts to direct commission income for Exchange Services and MGA Operations
Revenue generated from transactions between Accelerant-affiliated entities (including from Underwriting to Exchange Services and Exchange Services to MGA Operations) was $105.9 million and $295.3 million for the three and nine months ended September 30, 2026, respectively, compared to $89.6 million and $288.1 million for the three and nine months ended September 30, 2025, respectively. These amounts were eliminated, reflected by a corresponding offsetting entry in the consolidation and elimination adjustments column above. We present the segment results on a standalone basis, as if they were transactions with third parties, to assess their individual performance as well as to derive insight on the results we expect in the future as more business is sourced from the Accelerant Risk Exchange Insurers.
Impacts to ceding commission income and amortization of deferred acquisition costs
The operating results of our Underwriting segment presented above include the full commissions paid to Exchange Services in the form of deferred acquisition costs. These costs are required to be capitalized and then amortized over the related policy term. Ceding commissions received from third-party reinsurers are first offset against the deferred acquisition costs for the business ceded, with any resulting excess ceding commissions amortized over the corresponding policy term as ceding commission income. These two factors result in the Underwriting segment incurring higher amortization of DAC expense and lower ceding commission income due to the presentation of the segment’s operating results on a standalone basis. Commissions paid to affiliates are eliminated, resulting in lower consolidated deferred acquisition costs. These eliminations increased the amount of ceding commission income by $72.4 million and $216.9 million for the three and nine months ended September 30, 2026, respectively, compared to $63.3 million and $186.8 million for the three and nine months ended September 30, 2025, respectively, while the amortization of deferred acquisition costs were decreased by $13.5 million and $42.5 million for the three and nine months ended September 30, 2026, respectively, compared to $12.1 million and $29.5 million for the three and nine months ended September 30, 2025.
Impacts to general and administrative expenses
There are costs eliminated in consolidation which consist of expenses attributable to Exchange Services and MGA Operations that form components of acquisition costs of insurance policies that would be capitalized in consolidation, which are offset by adjustments as components of the other consolidation and elimination adjustments. These eliminations were $9.8 million and $26.9 million for the three and nine months ended September 30, 2026, respectively, compared to $10.3 million and $27.3 million for the three and nine months ended September 30, 2025, respectively.

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
As of September 30, 2026, we had $2.72 billion in investments, cash, cash equivalents and restricted cash, compared to $2.61 billion as of December 31, 2025. As of September 30, 2026 we had $729.1 million within the cash and investment accounts of non-regulated entities, primarily our agencies servicing the Accelerant Risk Exchange and holding companies, included within the total cash and investments, compared to $523.8 million as of December 31, 2025.
Financial Condition
Equity
As of September 30, 2026 and December 31, 2025 total equity was $761.0 million and $726.4 million, respectively. The change as of September 30, 2026 compared to December 31, 2025 was due to increases related to net income $66.7 million and additional paid-in capital from non-cash share-based compensation of $75.9 million, and $3.5 million from common shares issued. These increases were partially offset by reductions for other comprehensive loss of $12.2 million, repurchased and withheld shares of $83.6 million, and dividends and other transactions with non-controlling interests of $15.7 million.
Cash, Cash Equivalents and Restricted Cash
As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents balances of $2.10 billion and $1.80 billion, respectively. We have historically held a significant portion of our invested assets in cash equivalents (money market funds) to maintain adequate liquidity to fund ongoing large reinsurance disbursements, as money market yields have approximated those available on fixed maturity investments.

As of September 30, 2026, we had restricted cash and cash equivalents balances of $85.4 million. Cash and cash equivalents are comprised of amounts in interest-bearing deposit accounts with financial institutions insured by the FDIC up to $250 thousand per account. Restricted cash and cash equivalents are comprised of cash and money market funds that have been contributed toward trusts. Generally, our cash and cash equivalents in interest-bearing deposit accounts may exceed FDIC insurance limits exposing us to credit risk in the event of default by the financial institutions. We believe the risk of loss from such an event of default is minimal, however, we periodically review the financial stability of these institutions.
Investment Portfolio
Our invested assets consist of fixed maturity securities, short-term investments, equity method investments, equity securities, and other investments. As of September 30, 2026, our investments were comprised of $484.0 million of fixed maturity securities, $24.3 million of short-term investments, $89.0 million of other investments, and $13.8 million of equity method investments.
Our investment portfolio has consistently maintained high credit quality and short duration investments that are positioned for capital preservation. We primarily invest in liquid, short- and medium-term securities, and investment-grade fixed income, bond fund investment vehicles with low duration and volatility with the primary objectives of matching assets with liabilities and covering near-term obligations. We limit our exposure to alternative investments. As of September 30, 2026, our cash and fixed income and short-term investments portfolio represented 96% of our total portfolio. 92% of our fixed income and short-term investments carried an S&P fixed income rating of A or higher, the balance of which was rated BBB or higher, and maintained a duration of 2.8 years.
The following table summarizes the components of our total investments and cash, cash equivalents and restricted cash as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(in millions)	Fair value	% of total	Fair value	% of total
Fixed maturity securities	$484.0	18%	$670.4	26%
Short-term investments	24.3	1%	41.6	2%
Equity method investments	13.8	1%	10.4	—%
Other investments	89.0	3%	84.0	3%
Cash, cash equivalents and restricted cash	2,104.7	77%	1,799.3	69%
Total investments and cash, cash equivalents and restricted cash	$2,715.8	100%	$2,605.7	100%
Fixed maturity securities and Short-term investments
At September 30, 2026 and December 31, 2025, the fair values of fixed maturity and short-term investments were as follows:

	September 30, 2026		December 31, 2025
(in millions)	Fair value	% of total	Fair value	% of total
Corporate	$154.0	30%	$246.9	35%
US government and agency	38.7	8%	124.5	17%
Non-US government and agency	242.2	48%	248.1	35%
Residential mortgage-backed	51.0	10%	55.6	8%
Commercial mortgage-backed	6.5	1%	15.0	2%
Other asset-backed securities	15.9	3%	21.9	3%
Total fixed maturity and short-term investments	$508.3	100%	$712.0	100%

The following table summarizes the credit quality of fixed maturity and short-term investments as of September 30, 2026 and December 31, 2025:

(in millions)	September 30, 2026		December 31, 2025
Rating	Fair value	% of total	Fair value	% of total
AAA	$129.8	26%	$184.6	26%
AA	248.2	49%	313.9	44%
A	91.6	18%	134.1	19%
BBB	38.7	7%	79.4	11%
Total fixed maturity and short-term investments	$508.3	100%	$712.0	100%
The amortized cost and fair values of fixed maturity and short-term investments by contractual maturity were as follows:

	September 30, 2026			December 31, 2025
(in millions)	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Due in one year or less	$37.3	$37.2	7%	$99.7	$100.0	14%
Due after one year through five years	342.5	335.3	67%	452.3	456.2	64%
Due after five years through ten years	65.1	62.4	12%	62.5	62.8	9%
Due after ten years	—	—	—%	0.5	0.5	—%
Residential mortgage-backed	52.0	51.0	10%	55.5	55.6	8%
Commercial mortgage-backed	6.6	6.5	1%	14.8	15.0	2%
Other asset-backed securities	16.3	15.9	3%	21.8	21.9	3%
Total	$519.8	$508.3	100%	$707.1	$712.0	100%
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
Our cash flows for the nine months ended September 30, 2026 and 2025 were:

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$231.0	$383.2
Investing activities	185.9	(238.3)
Financing activities	(97.7)	209.5
Effect of foreign currency rate change on cash, cash equivalents and restricted cash	(13.8)	48.5
Net change in cash, cash equivalents, and restricted cash	$305.4	$402.9

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
Net cash provided by operating activities for the nine months ended September 30, 2026 was $231.0 million, compared with $383.2 million for the same period in 2025. This was primarily due to timing differences in our insurance and reinsurance programs.
Investing Activities
Our portfolio is weighted towards conservative, high-quality securities as well as cash and cash equivalent investments, such as money market funds. We also hold investments in alternative securities that typically report on a consistent lag basis whereby their valuation may change in response to future financial performance of the investees.
For the nine months ended September 30, 2026, net cash provided by investing activities was $185.9 million, which is primarily related to sales of fixed maturity securities and other investments, partially offset by purchases of high-quality fixed maturity securities.
For the nine months ended September 30, 2025, net cash used in investing activities was $238.3 million, which is primarily related to purchases of high-quality fixed maturity securities, partially offset by sales and maturities of fixed maturity securities.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 was $97.7 million and primarily related to the $83.6 million acquisition of common shares and $13.2 million related to the acquisition of non-controlling interests in subsidiaries.
Net cash provided by financing activities for the nine months ended September 30, 2025 of $209.5 million was primarily related to the $392.0 million from the issuance of common shares, partially offset by $175.3 million related to the redemption of Class C preference shares and $7.2 million of dividends paid to non-controlling interests.
Supplemental Non-Cash Activity Information
Refer to the notes to the cash flow statement presented in our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to significant non-cash investing and financing activities for the nine months ended September 30, 2026 and 2025.
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
Of the total reinsurance recoverables on paid and unpaid losses and LAE outstanding as of September 30, 2026, 46% were with reinsurers having an A.M. Best rating of "A-" (excellent) or better, and we require reinsurance recoverables with reinsurers that have an A.M. Best rating below "A-" or are not rated by A.M. Best to be subject to collateral arrangements through a combination of letters of credit, funds withheld arrangements or trust agreements. We consider such collateral arrangements, credit ratings assigned to reinsurers by A.M. Best and other historical default rate information in estimating the credit valuation allowance for reinsurance recoverables. The credit valuation allowance was $1.0 million and $0.6 million as of September 30, 2026 and December 31, 2025.
We cede a significant portion of our insurance business to our unconsolidated collateralized reinsurance sidecar vehicle, Flywheel Re. Flywheel Re is a Cayman Islands special purpose reinsurance company that provides committed multi-year collateralized quota share capacity, capitalized by long-term institutional investors.
Contractual Obligations and Commitments

	As of September 30, 2026
Payment Due by Period ($ millions)	Total	Less than one year	1-3 years	3-5 years	After 5 years
Senior unsecured debt due 2029 (1)	$146.2	$14.0	$132.2	$—	$—
Long-term unfunded investment commitments (2)	5.7	5.7	—	—	—
Estimated claims and claim-related commitments (3)	2,389.8	512.3	1,002.7	452.2	422.6
Total	$2,541.7	$532.0	$1,134.9	$452.2	$422.6
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
Regulated deposits and restricted assets
Certain companies in the Group are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. Securities on deposit for regulatory and other purposes were $3.5 million and $5.2 million as of September 30, 2026 and December 31, 2025, respectively, which are included in "Fixed maturity securities available for sale, at fair value" in the condensed consolidated balance sheets. Cash and cash equivalents of $4.6 million was on deposit for regulatory and other purposes as of September 30, 2026, which is included in "Cash, cash equivalents and restricted cash" in the condensed consolidated balance sheets.
In addition, we have pledged cash and cash equivalents of $79.3 million, short-term investments of $0.8 million and fixed maturity securities of $19.9 million as of September 30, 2026 in favor of certain ceding companies to collateralize obligations. As of December 31, 2025, we had pledged cash and cash equivalents of $83.1 million, short-term investments of $0.9 million and fixed maturity securities of $25.8 million in favor of certain ceding companies to collateralize obligations.
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
Debt
We have a credit agreement that consists of senior unsecured syndicated US dollar denominated loan facility with a September 2029 maturity date, as well as a $50 million revolving credit facility (all of which was unutilized and available as of September 30, 2026). Each borrowing under the revolving credit facility may have a maturity of one, three or six months, at our election, but may not extend beyond the credit agreement’s maturity date. Such borrowings may be repaid early.
The senior unsecured debt represents an unsecured obligation and includes a delayed draw term loan ("DDTL") feature that allows us to withdraw predefined amounts. We may withdraw up to an additional $75 million upon request, subject to the agreement of the lenders.
Partial quarterly repayments of the aggregate principal amount are required until the maturity date as reflected in the table above. Interest payments on the senior notes are due at the end of each period, being a certain month or quarter during which the applicable interest rate has been reset. The interest rate is subject to a sliding scale based on our consolidated senior debt to capitalization ratio and varies between a 3.4% and 4.0% spread in addition to the Secured Overnight Financing Rate ("SOFR"). Interest is calculated based on a 360-day year of twelve 30-day months. Interest expense for the three months ended September 30, 2026 and 2025 was $2.4 million and $2.6 million, respectively. Interest expense for the nine months ended September 30, 2026 and 2025 was $7.3 million and $7.7 million, respectively.
Subject to conditions of optional prepayment, we may voluntarily prepay the senior unsecured debt at any time and from time to time, prior to the maturity date without penalty. Any prepayment, in whole or in part, shall include any accrued and unpaid interest thereon to, but excluding, the prepayment date. Any amounts we prepay may not be reborrowed.
The senior notes contain certain restrictive and maintenance covenants customary for facilities of this type, including restrictions on minimum consolidated net worth, maximum leverage levels and a minimum interest coverage ratio. As of September 30, 2026, we were in compliance with all such covenants.
Capital maintenance agreements
We have capital maintenance agreements with certain entities within our underwriting segment that obligate us to make capital contributions to our rated insurance and reinsurance subsidiaries to maintain surplus above our minimum regulatory and rating agency capital targets. These requirements are set by our Board of Directors. During the nine months ended September 30, 2026, we made a net cash contribution of $94.8 million to the underwriting segment in connection with capital maintenance activities.

Ratings
Ratings by independent agencies are an important factor in establishing the competitive position of insurance companies and reinsurance companies and are important to our ability to attract Members and third-party capital providers. Rating organizations continually review the financial positions of insurers and reinsurers. These ratings reflect the rating agency’s views regarding balance sheet strength, operating performance, business profile and enterprise risk management. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our shares. During the third quarter of 2026, A.M. Best placed the A- financial strength rating assigned to Accelerant’s carriers under review with developing implications, following the announcement that we had entered into a definitive Merger Agreement. These ratings are expected to remain under review with developing implications pending the close of the transaction and A.M. Best’s evaluation of the integration of plans and the expected impact on our balance sheet strength, operating performance, business profile and enterprise risk management.
Our insurance and reinsurance operating subsidiaries are assigned financial strength ratings by A.M. Best as follows:

	Rating	Under Review
Accelerant Insurance Europe SA	"A-" (Excellent)	Developing
Accelerant Specialty Insurance Company	"A-" (Excellent)	Developing
Accelerant National Insurance Company	"A-" (Excellent)	Developing
Accelerant Re (Cayman) Ltd.	"A-" (Excellent)	Developing
Accelerant Insurance UK Limited	"A-" (Excellent)	Developing
Accelerant Insurance Company of Canada	"A-" (Excellent)	Developing
Accelerant Re. I.I. (Puerto Rico)	"A-" (Excellent)	Developing
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
The two categories of our loss reserves include case reserves and IBNR reserves. Our gross reserves for losses and LAE at September 30, 2026 and December 31, 2025 were $2.39 billion and $2.01 billion, of which 59% and 62% related to IBNR at the end of the periods, respectively. Our reserves for losses and loss adjustment expenses, net of reinsurance, as of September 30, 2026 and December 31, 2025 were $234.3 million and $323.1 million, 35% and 54% of which relates to IBNR, respectively.

The following table summarizes our reserves for unpaid losses and loss adjustment expenses, on a gross basis and net of reinsurance, as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
(in millions)	Gross	% of Total	Net	% of Total	Gross	% of Total	Net	% of Total
Case reserves	$975.6	41%	$152.1	65%	$760.8	38%	$149.9	46%
IBNR	1,414.2	59%	82.2	35%	1,244.6	62%	173.2	54%
Total	$2,389.8	100%	$234.3	100%	$2,005.4	100%	$323.1	100%
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
In case of catastrophes or other large losses, the additional IBNR in relation to those claims is estimated by the joint work of the claims, portfolio management, and actuarial teams, and those estimates are used in the final estimates provided to the finance team for recognition within our financial statements. Our internal threshold for catastrophe losses is $10 million of gross losses. We have had ten such events since inception: European flooding (July 2021), Storm Arwen (2021), Storm Eunice (February 2022), Hurricane Ian (September 2022), US winter storms (January 2024), Hurricane Helene (September 2024), California wildfires (January 2025), Storm Éowyn (January 2025), Missouri Tornadoes (May 2025) and Winter Storm Fern (January 2026). In aggregate, these events led to approximately $18 million of net incurred losses.
While we write insurance products in each of these potentially impacted areas, we also maintain significant reinsurance coverage such that our net exposure is limited. Our overall gross claims for the above referenced catastrophe and large losses are expected to be $194 million, which after application of our reinsurance leads to the net expected amount of $18 million.
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
The tables below represent the aggregated impact from potential deviations from our recorded net loss and LAE reserves as of September 30, 2026 and December 31, 2025:
Sensitivity factors are applied to our most recent underwriting year, and we believe these potential changes will not have a material impact on our liquidity. An increase in the gross loss of 3% in the most recent underwriting year would equate to an increase in the net loss and LAE reserve of $4.4 million.

	September 30, 2026
Sensitivity (in millions)	Sensitivity for Ultimate Loss and LAE Sensitivity Factor	Net Loss and LAE Reserve	Increase/(Decrease) in Net Loss and LAE Reserve
Increase	+3%	$238.7	$4.4
Increase	+2%	237.2	2.9
Increase	+1%	235.8	1.5
Actual (Base Case)	0%	234.3	—
Decrease	-1%	232.8	(1.5)
Decrease	-2%	231.4	(2.9)
Decrease	-3%	229.9	(4.4)

	December 31, 2025
Sensitivity (in millions)	Sensitivity for Ultimate Loss and LAE Sensitivity Factor	Net Loss and LAE Reserve	Increase/(Decrease) in Net Loss and LAE Reserve
Increase	+3%	$330.7	$7.6
Increase	+2%	328.2	5.1
Increase	+1%	325.6	2.5
Actual (Base Case)	0%	323.1	—
Decrease	-1%	320.6	(2.5)
Decrease	-2%	318.0	(5.1)
Decrease	-3%	315.5	(7.6)
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
Valuation Allowance on Deferred Income Taxes
Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of assets and liabilities used in the various jurisdictional tax returns. We recognize deferred tax assets to the extent we believe it is probable that future profits will be available to utilize these tax benefits. As of September 30, 2026, we had net deferred tax assets of $94.5 million.
A valuation allowance is set up for the portion of the asset that is more likely than not unrealizable, which reduces the total deferred tax asset to only the amount that we expect to realize. This allowance is assessed at each balance sheet date and is based on all available information including significant judgments related to the likely timing and level of forecasted taxable profits based on assumptions about future macroeconomic and Company-specific conditions and the associated future tax planning strategies. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. In performing our assessment of recoverability, we consider tax laws governing the utilization of net operating losses, capital losses and tax credit carryforwards in each applicable jurisdiction. The tax laws are subject to change, resulting in incremental uncertainty in our assessment of recoverability, along with the future tax planning strategies. If the actual taxable income in future periods differ from our forecast, it could impact our financial position in either a materially positive or negative way. As of September 30, 2026, our valuation allowance was $50.8 million. We intend to evaluate the realizability of our deferred tax asset quarterly through the assessment of the need for such a valuation allowance.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in credit spreads, interest rates, equity markets prices, foreign currency exchange rates, and other relevant market rates and prices.

Credit Risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity securities. We manage this credit risk through diversification in terms of instruments by issuer, geographic region and related industry. At September 30, 2026, approximately 92% of our fixed maturity investment portfolio was rated “A” or better and approximately 100% was classified as investment-grade.
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
Our typical reinsurance treaties’ commissions vary based on the volume of ceded premium and the ratio of ceded loss to ceded premium. As that ratio decreases, the amount of commission increases. As of September 30, 2026, the average commission we receive is 50% of ceded premium at a 40% gross loss ratio and a minimum of 37% of ceded premium at gross loss ratios of 65% and above. The adjustment between the points is largely linear. We expect commissions of 43% of ceded premium at a gross loss ratio of 52%.
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
Interest Rate Risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities. Changes in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed-maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed-maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by matching the duration of our investment portfolio to the duration of our loss and LAE reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed-maturity investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted-average duration of the portfolio was 3.0 years as of September 30, 2026.

We had available for sale fixed maturity securities with a fair value of $484.0 million and $670.4 million at September 30, 2026 and December 31, 2025, respectively, that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities to selected hypothetical changes in interest rates as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(in millions)	Fair Value	Estimated Change in Fair Value	Fair Value	Estimated Change in Fair Value
200 basis point increase	$455.3	$(28.7)	$631.4	$(39.0)
100 basis point increase	469.6	(14.4)	650.9	(19.5)
No change	484.0	—	670.4	—
100 basis point decrease	498.4	14.4	689.9	19.5
200 basis point decrease	512.7	28.7	709.4	39.0
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

The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the US dollar against select foreign currencies would have had on the carrying value of our net assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(in millions)	10% increase	10% decrease	10% increase	10% decrease
British Pound to US Dollar	$(11.2)	$11.2	$1.5	$(1.5)
Euro to US Dollar	12.9	(12.9)	(2.5)	2.5
Canadian Dollar to US Dollar	(3.0)	3.0	2.4	(2.4)
The overall impact for the nine months ended September 30, 2026 is reduced due to offsetting impacts to the Consolidated Statement of Operations from the remeasurement of transactions in currencies other than the local operation’s functional currency and from foreign exchange gains recognized in other comprehensive income related to foreign currency translation adjustments.
Item 4. Controls and Procedures
Accelerant Holdings' management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Accelerant Holdings' disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2026. Based on this evaluation, Accelerant Holdings’ Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The following information supplements the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”) and should be read in conjunction with the risk factors disclosed in the 2025 10-K. If any of these risks or uncertainties develops into actual events or if the circumstances described in these risks or uncertainties occur or continue to occur (in each case as supplemented below), those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects on the Company.
Uncertainties associated with the Merger could adversely affect our business, results of operations, financial condition and the trading price of our Class A common shares.
On August 13, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cherry Tree BidCo, a Cayman Islands exempted company (“Parent”), and Cherry Tree Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of Parent (“Merger Sub”), each an affiliate of Thoma Bravo Discover Fund V, L.P., pursuant to which Merger Sub will merge (the “Merger”) with and into the Company, with the Company continuing as the surviving company and becoming a wholly owned subsidiary of Parent. If the Merger is consummated, our Class A common shares will be delisted from the New York Stock Exchange and we will cease to be a reporting company under the Securities Exchange Act of 1934, as amended. Consummation of the Merger is subject to certain customary closing conditions set forth in the Merger Agreement, including, but not limited to, the approval of our shareholders, receipt of certain specified regulatory approvals, the absence of any judgment, order, injunction or other legal restraint prohibiting the Merger, the absence of a continuing material adverse effect on the Company, holders of no more than 15% of the issued and outstanding common shares having validly exercised and not effectively withdrawn or abandoned dissent rights and the absence of a “burdensome condition” with respect to insurance regulatory approvals. The failure to satisfy these closing conditions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons. We have incurred significant legal, accounting and other transaction costs, which are required to be paid regardless of whether the Merger is consummated.
The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption to our ongoing operations and create uncertainties, any of which could have an adverse effect on our business, results of operations, financial condition, and trading price of our Class A common shares, regardless of whether the Merger is completed, and could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. These risks include, but are not limited to:
•an adverse effect on our relationship with vendors, customers, brokers and employees, including if our vendors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•a diversion of a significant amount of management time and resources toward the completion of the Merger;
•being subject to certain restrictions on the conduct of our business as set forth in the Merger Agreement;
•the requirement that we pay a termination fee of $136.5 million if the Merger Agreement is terminated in specified circumstances;
•shareholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger; and
•difficulties attracting and retaining key employees.

The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or by termination of the Merger Agreement. Even if successfully completed, there are certain risks to our shareholders from the Merger, including:
•the per share cash consideration of $20.25 is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results, or for changes in the market price of, analyst estimates of, or projections relating to, our Class A common shares, although holders may receive an additional ticking amount of $0.00333 per share for each calendar day elapsed after all closing conditions (other than receipt of certain specified insurance regulatory approvals and conditions to be satisfied at closing) have been satisfied or waived, through the date on which such insurance regulatory approvals are obtained, as specified in the Merger Agreement;
•the fact that the exchange of Class A common shares and Class B common shares for cash pursuant to the Merger will be a taxable transaction for United States federal income tax purposes; and
•the fact that, if the Merger is completed, our shareholders will not participate in any future growth potential or benefit from any future increase in the value of our company.
Failure to complete the Merger could adversely affect our business and the market price of our Class A common shares.
The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain termination rights for us and Parent, including, subject to specified limitations, if (i) we and Parent mutually agree in writing to terminate the Merger Agreement; (ii) the Merger has not been consummated by 11:59 p.m. (New York City time) on August 13, 2027, which will automatically extend to 11:59 p.m. (New York City time) on November 13, 2027 if all conditions other than regulatory approvals (and any related legal restraint under antitrust, foreign investment or insurance laws) have been satisfied or waived, or are capable of being satisfied, as of August 13, 2027; (iii) any judgment, order, injunction or other legal restraint prohibiting the Merger has become final and non-appealable; (iv) our shareholders do not approve the Merger; or (v) the non-terminating party breaches its representations, warranties or covenants in a manner that would cause a closing condition not to be satisfied and such breach is not capable of being cured or is not cured within the specified cure period. Parent may also terminate the Merger Agreement if our Board of Directors (the “Board”) makes an adverse recommendation change, subject to the limitations set forth in the Merger Agreement, and we may terminate the Merger Agreement if the Board authorizes us to enter into a definitive agreement for a superior proposal and we enter into that agreement and pay the termination fee described below, or if Parent fails to consummate the Merger when required to do so. If the Merger Agreement is terminated and the Merger is not consummated, the price of our Class A common shares may decline, we may experience negative reactions from the financial markets, including negative stock price impacts, or we may experience negative reactions from our business partners, and you may not recover your investment or receive a price for your Class A common shares similar to what has been offered pursuant to the Merger.
In addition, the Merger Agreement provides for the payment by us to Parent of a termination fee of $136.5 million if the Merger Agreement is terminated in specified circumstances, and for payment by Parent to us of a termination fee of $295.8 million if the Merger Agreement is terminated in specified circumstances. If we are required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on our financial condition and results of operations.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.
Under the Merger Agreement, we are restricted from soliciting or engaging in discussions or negotiations with respect to certain alternative acquisition proposals, subject to customary fiduciary exceptions. These provisions, together with the termination fee payable by us in specified circumstances, could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration provided for in the Merger Agreement.
We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.
Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed, subject to certain specified exceptions set forth in the Merger Agreement, to use commercially reasonable efforts to carry on our business in the ordinary course of business and to refrain from, among other things: issuing or repurchasing our shares; making acquisitions or dispositions above specified thresholds; incurring debt above a certain amount; adopting, materially amending or terminating any Company employee benefit plan; entering into, materially amending, renewing, extending or voluntarily terminating any material contract or reinsurance agreement; terminating, cancelling or amending any material insurance coverage; terminating, surrendering or allowing to lapse any insurance license; increasing the compensation or employee benefits of certain employees, officers, directors or consultants (subject to specified thresholds and exceptions); settling or compromising certain legal proceedings; materially changing our methods, principles or practices of financial accounting, or our underwriting, pricing, claims handling, reserving or investment practices; and incurring certain capital expenditures. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement.
We and the members of the Board may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuit could prevent or delay the consummation of the Merger and/or result in substantial costs.
Putative shareholder demands and complaints, including shareholder class action complaints, and other complaints that may be filed against us, the Board, parties involved in the Merger and others in connection with the transactions contemplated by the Merger Agreement may delay or prevent the consummation of the Merger. The outcome of any such demands and complaints or any litigation is uncertain, and we may not be successful in defending against these claims. Whether or not any claims are successful, this type of litigation could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, operating results and financial condition.
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
We did not repurchase any common shares during the three months ended September 30, 2026. As of September 30, 2026, we had outstanding approval to purchase up to $122.7 million, in the aggregate, of our outstanding common share remaining under the Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:
•On August 13, 2026, Nancy Hasley, a member of the board of directors of the Company, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) that was adopted on December 8, 2025 (the “Original Plan”) and modified by a Modification Letter entered into on March 24, 2026. The Original Plan had a term scheduled to end on August 31, 2026, and related to the sale of up to 277,132 Class A common shares of the Company. The Modification Letter amended the Original Plan only by terminating the trading schedule under the Original Plan and establishing a new trading schedule relating to the sale of 810,000 Class A common shares of the Company.

•On August 13, 2026, Jeff Radke, Co-Founder and Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) that was adopted on March 24, 2026, with a term scheduled to end on June 21, 2027, relating to the sale of the lesser of (1) 4,160,000 Class A common shares, or (2) a number of Class A common shares of the Company sufficient to generate $45.0 million in gross proceeds, exclusive of commissions.
•On August 14, 2026, Frank O’Neill, Co-Founder and Chief Underwriting Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) that was adopted on March 23, 2026, with a term scheduled to end on September 24, 2026, relating to the sale of the lesser of (1) 1,600,730 Class A common shares, or (2) a number of Class A common shares of the Company sufficient to generate $12.33 million in gross proceeds, exclusive of commissions.
•On August 17, 2026, Christopher Lee-Smith, Co-Founder and Head of Distribution, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) that was adopted on March 23, 2026, with a term scheduled to end on April 1, 2027, relating to the sale of up to 1,767,000 Class A common shares of the Company.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 13, 2026, by and among Accelerant Holdings, Cherry Tree BidCo and Cherry Tree Merger Sub.	8-K	8/14/2026	2.1
3.1	Certificate of Incorporation dated as of October 6, 2021.	S-1	6/30/2025	3.1
3.2	Fourth Amended and Restated Memorandum and Articles of Association dated as of July 22, 2025.	10-K	3/18/2026	3.4
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X
104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document).

*	Furnished herewith.
+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2026.

Accelerant Holdings

By:	/s/ Jeff Radke
Name:	Jeff Radke
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Linda S. Huber
Name:	Linda S. Huber
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)